Form 10-K/A
period 1996-03-31
TRITON GROUP LTD
filed 1996-07-29
CIK 319250

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                ----------------


                                   FORM 10-K/A

                                 AMENDMENT NO. 1




     (Mark One)

      X   Annual report pursuant to Section 13 or 15(d) of the Securities
     ---  Exchange Act of 1934 for the fiscal year ended March 31, 1996, or


          Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934




                          Commission File Number 0-8138


                                TRITON GROUP LTD.
             (Exact name of registrant as specified in its charter)


     DELAWARE                                               33-0318116
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)



              550 West C Street, Suite 1880, San Diego, CA   92101
              (Address and zip code of principal executive offices)

                                 (619) 231-1818
              (Registrant's telephone number, including area code)



- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides certain information about the Company's current Directors and Executive Officers:


          Name                Age       Position
          ----                ---       --------

     Michael E. Cahr          56        Director, Member of Audit and
                                        Compensation Committees


     Richard R. Tartre        58        Director, Member of Audit and
                                        Compensation Committees

     Michael M. Earley        41        Director, President and Chief
                                        Executive Officer

     Mark G. Foletta          36        Director, Senior Vice
                                        President, Chief Financial
                                        Officer and Corporate
                                        Secretary

     MR. CAHR has been a Director since June 1993 and serves as President and Chief Executive Officer of Allscrips Pharmaceuticals, Inc., a privately-owned company engaged in the distribution of pharmaceutical products. He has served in this position since June 1994. He has also served as Venture Group Manager for Allstate Venture Capital, a division of Allstate Insurance Company between 1987 and June 1994. He is also a director of LifeCell Corporation, Optek Technologies, Inc., and several privately owned companies.

     MR. TARTRE has been a Director since June 1993 and is a consultant and private investor. He served as President and Chief Executive Officer of Astra Management Corp. from May 1995 to April 1996. He served as Managing Director of Eden Financial Group from 1982 to May 1995. He also serves as a director of Mission West Properties and Burnham Pacific Properties.

     MR. EARLEY has served as the President and Chief Executive Officer of the Company since February 1996 and as a Director since June 1993. Mr. Earley has served as President and Chief Operating Officer (June 1995 to January 1996) and Senior Vice President and Chief Financial Officer of the Company and Intermark, Inc. (1991 to June 1994). He is also a director of Mission West Properties and Ridgewood Properties, Inc.

     MR. FOLETTA has been a Director since February 1996 and has served as Senior Vice President and Chief Financial Officer since June 1994. He also served as Vice President and Corporate Controller of the Company and Intermark, Inc. from 1991 to June 1994 and has served as Corporate Secretary of the Company since 1992. He is also a director of Mission West Properties.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were complied with by such persons during the fiscal year ended March 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table shows the cash compensation paid by the Company and its subsidiaries as well as certain other compensation paid or accrued to each of the Executive Officers of the Company in all capacities in which they serve.
The table reflects cash compensation for the years ended March 31, 1996 and March 31, 1995 and the nine months ended March 31, 1994.

     Effective January 2, 1996, the three Executive Officers of the Company were terminated as employees. Pursuant to existing Employment Agreements, each Executive received a severance payment equal to their annual salary. These severance amounts are included in the "All Other Compensation" column in the table below.

     Since the termination, Messrs. Earley and Foletta have provided management services to the Company on a consulting basis. Under this arrangement, the Company is not providing any perquisites or typical employee-related benefits. The Executives serve on a month-to-month basis and have no other contractual relationship with the Company. The consulting payments after January 2, 1996 are included in the "Other Annual Compensation" column in the table below.


                           SUMMARY COMPENSATION TABLE

                                                           Long-term compensation
                                                           ----------------------
                                                             Awards    Payouts
                                                             ------    -------
                                                    Other    Number of             All
                              Annual Compensation   Annual   Securities           Other
                              -------------------   Compen-  Underlying           Compen-
                                Salary     Bonus    sation     Stock     LTIP     sation
Name and Position        Year     ($)       ($)     (4)($)    Options   Payouts   (5)($)-
- -----------------       -----  -------    -------  -------    -------   -------  -------
John C. Stiska (1)       1996   304,554   330,000   62,829          0      0     784,389
                         1995   337,500    95,890    2,580          0      0           0
                         1994   225,000    45,000    3,038    600,000      0           0

Michael M. Earley, (2)   1996   181,201   330,000   57,453          0      0     485,633
President and Chief      1995   213,750    61,644      655          0      0           0
Executive Officer        1994   136,042    27,000      785    360,000      0           0

Mark G. Foletta, (3)     1996   125,410   250,000   46,375          0      0     325,756
Senior Vice President    1995   146,250    42,466      341          0      0           0
Chief Financial Officer  1994    90,000    18,000      378    240,000      0           0
and Corporate Secretary


(1) Mr. Stiska resigned his position as Chief Executive Officer and Chairman of the Board of the Company effective February 1, 1996. Included in the Salary amount is compensation Mr. Stiska received as a Director of the following operating subsidiaries during the years ended March 31, 1996 and March 31, 1995 and the nine months ended March 31, 1994, respectively: Ridgewood Properties, $10,700, $16,400 and $10,100; Mission West Properties, $9,000, $15,000 and
$11,250; and National Airmotive, $1,667, $12,500 and $5,000.

(2) Included in the salary amount is compensation Mr. Earley received as a Director of the following operating subsidiaries during the years ended March 31, 1996 and March 31, 1995 and the nine months ended March 31, 1994, respectively: Ridgewood Properties, $10,700, $16,400 and $10,000; Mission West Properties, $9,000, $15,000 and $11,250; and National Airmotive, $1,667, $12,500
and $5,000.

(3) Included in the salary amount is compensation Mr. Foletta received as a Director of Mission West Properties of $8,250 during the year ended March 31, 1996, $15,000 during the year ended March 31, 1995 and $11,250 for the nine months ended March 31, 1994.

(4) The Company provided perquisites and other personal benefits to the Executive Officers of the Company. Included in these amounts are payments received for auto allowance, tax and estate planning and life insurance premiums prior to the respective terminations on January 1, 1996. These amounts also include consulting payments subsequent to January 2, 1996 to Messrs. Stiska, Earley and Foletta of $15,000, $45,000 and $35,000, respectively. Additionally, these amounts include payments of directors fees to Messrs. Earley and Foletta as Directors of Triton, subsequent to their terminations.

(5) The Company completed a distribution to its stockholders on December 8, 1995 consisting of $1.57 in cash and .066 of a share of common stock of Metromedia International Group, Inc. ("Metromedia") for each outstanding share of common stock of the Company. Pursuant to forbearance agreements between the Company and its Executive Officers, the Company distributed to Messrs. Stiska, Earley and Foletta $434,389, $260,677 and $170,755, respectively, in cash and market value of Metromedia common stock, in exchange for their forbearing to exercise outstanding stock options. These amounts distributed represent the value of the distribution to stockholders per each share of Company common stock, in excess of the $2.00 per share exercise price of the stock options prior to the distribution. Additionally, these amounts include the severance payments to Messrs. Stiska, Earley and Foletta of $350,000, $225,000 and $155,000, respectively, pursuant to the terms of their respective employment agreements with the Company which were terminated effective January 2, 1996.

STOCK OPTIONS

     As mentioned above, on December 8, 1995, the Company completed a special distribution of $1.57 in cash and .066 of a share of common stock of Metromedia for each outstanding share of common stock of the Company to shareholders of record on November 17, 1995. All of the stock options previously granted to the Executive Officers provided for a reduction in the exercise price to the extent cash dividends or other distributions are made to existing holders of the common stock of the Company. As a result of the special distribution discussed above, the exercise price for all of these stock options was reduced to the par value of the common shares to be issued or $.0001 per share. Additionally, the Company entered into agreements with the option holders whereby the option holders participated in the special distribution to the extent that the value of the distribution exceeded the $2.00 per share exercise price. Each of the named Executive Officers exercised all of their stock options during the year ended March 31, 1996 and there are no unexercised stock options for the named Executive Officers at March 31, 1996.

     The following table sets forth information with respect to the named Executive Officers concerning the number of securities underlying exercised options during fiscal year 1996.


              AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR
                         AND FY-END OPTIONS/SAR VALUES


                                              Number of
                                              Securities
                                              Underlying        Unexercised
                     Shares      Value       Unexercised       in-the-Money
                   Acquired on  Realized  Options at Fiscal  Options at Fiscal
Name                Exercise       ($)        Year End           Year End
- ----               ----------   --------  -----------------  -----------------
John C Stiska         600,000    262,440         -0-                -0-
Michael M. Earley     360,000    134,964         -0-                -0-
Mark G. Foletta       240,000     89,976         -0-                -0-


     At March 31, 1996, there were no outstanding stock options for the Executive Officers.


PENSION PLANS

     Intermark, Inc., Triton's predecessor, had a Pension Plan for its officers and employees (the "Pension Plan"). The assets of the Pension Plan were held in a trust for the Officers and employees, and former Officers and employees, and Intermark made contributions into the trust on an actuarial basis. The Pension Plan provided for fixed benefits in the event of retirement after a specified number of years of service. To have been eligible to accrue benefits under the Pension Plan, an employee was required to (i) have attained age 21, (ii) have completed one full year of continuous service with Intermark, and (iii) have been hired before age 60. Estimated annual benefits upon retirement under the Pension Plan equaled 50% of the employee's "final average earnings" which was defined as the average of the employee's annual earnings for the five highest consecutive years of the last ten calendar years preceding his or her normal retirement date, exclusive of any bonuses and expense reimbursement, less 75% of the employee's estimated annual Social Security Benefit.

     Benefit accrual under the Pension Plan was curtailed as of April 3, 1993. As a result, the annual benefits payable under the Pension Plan were determined in accordance with the previous paragraph computing "final average earnings" using earnings for the period prior to the curtailment date. Triton made contributions to the Pension Plan in order to fund benefits already accrued thereunder. In October 1994, Triton purchased annuities from a third-party insurance company to provide benefits to each participant of the Pension Plan.


DIRECTOR'S COMPENSATION

     In 1996, each director of the Company who was not employed by the Company received a monthly retainer of $1,000, plus $1,500 for each meeting of the Board of Directors which he attended in person and $500 for each meeting of the Board of Directors in which he participated by conference telephone call. Additionally, Messrs. Cahr and Tartre each received a $40,000 bonus in January 1996 following the Company's special distribution to its stockholders discussed above. Directors are also reimbursed for their expenses in attending meetings and engaging in other business activities for the Company.

     Directors who are not employees of the Company also held options to purchase shares of the Company's Common Stock pursuant to the 1993 Directors' Stock Option Plan (the "Director Plan") which provided that:

          (1) Each non-employee Director of the Company who was first elected or appointed a Director on or before September 8, 1993 was granted an option to purchase 75,000 shares of Common Stock at an exercise price of $2.00. Options granted under the Director Plan are fully exercisable on or after the date of grant.

          (2) Each participating Director who is first elected or appointed a Director subsequent to September 8, 1993 shall be granted an option for no fewer than 50,000 shares and no more than 75,000 shares, the specific number of such shares to be recommended by a committee of disinterested Directors, and ratified by the entire Board of Directors.

     As discussed in "Stock Options" under Executive Compensation, the exercise price of the Director options was adjusted as a result of the special distribution completed in December 1995. Each Director elected to exercise his stock options during the year ended March 31, 1996, except for 28,000 options for one of the Directors which are held for the benefit of his divorced spouse.

     Options granted under the Director Plan have a term of five years, and the Director Plan itself terminates on July 15, 2003.

POST EMPLOYMENT AGREEMENTS

     The Company was a party to Post Employment Agreements with each of its Executive Officers. Each agreement provided for certain severance payments to the Officer upon termination of employment other than for cause, or upon resignation following a reduction in salary or benefits not shared with all other employees of the Company or pursuant to the Company's standard retirement policy, a reduction in corporate title, or a relocation of the officer's place of work greater than 50 miles from the Company's current headquarters (each a Qualifying Termination). On March 22, 1995, the Board of Directors of the Company authorized an amendment to each of the Post Employment Agreements between the Company and its Executive Officers to provide that a change in control of the Company constituted a Qualifying Termination event for purposes of the Post Employment Agreements.

     Under the Post Employment Agreements, the Company would be obligated to make severance payments in cash within 30 days from the date of occurrence of a Qualifying Termination in an amount equal to the Executive's annual base salary immediately prior to the Qualifying Termination. Any options to purchase the Company's stock held by the officer at the time of termination would be exercisable in accordance with the terms of the stock option agreements. Post Employment Agreements did not provide for continued employment with the Company upon termination.

     Effective January 2, 1996, the Executive Officers of the Company were terminated as employees of Triton. Two of the three individuals are continuing to provide services on a consulting basis to the Company. In connection with their termination, the Executives were paid in accordance with the Post Employment Agreements.


INDEMNIFICATION AGREEMENTS

     The Company entered into indemnification agreements (the "Indemnification Agreements") with each person who was an Officer or Director of the Company in October 1993. The Indemnification Agreements provide for indemnification of Directors and Officers to the fullest extent authorized or permitted by Delaware law. The Indemnification Agreements also provide for (i) advancement by the Company of expenses incurred by the Director or Officer in defending certain litigation, (ii) the appointment of an independent legal counsel to determine whether the Director or Officer is entitled to indemnity after a change in control, and (iii) the continued maintenance by the Company of the directors' and officers' liability insurance currently in effect ($1 million of primary coverage).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the shares of Common Stock as of July 23, 1996 by (i) each of the Company's Executive Officers and Directors, (ii) the Company's Executive Officers and Directors as a group, and (iii) all other stockholders known by the Company to beneficially own more than five percent of the Common Stock. Unless otherwise indicated in footnotes, each such individual has sole voting and investment power with respect to the shares set forth in the table. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Triton Group Ltd., 550 West "C" Street, Suite 1880, San Diego, CA 92101.


                                         Amount and Nature        Percent
                                           of Beneficial       Beneficially
Name and address                             Ownership           Owned (1)
- ----------------                             ---------           ---------
Morgens Waterfall                           2,649,083 (2)           12.35%
610 Fifth Avenue
Rockefeller Center
New York, NY  10020

The Lindner Fund, Inc.                      2,588,200 (3)           12.07%
7711 Carondelet, #700
St. Louis, MO   63105

Federated Investors                         1,497,942 (4)            6.98%
1000 Liberty Street-26th Street
Federated Investors Tower
Pittsburgh, PA   15222

Grace Brothers, Ltd.                        1,487,175 (5)            6.93%
1560 Sherman Ave. #900
Evanston, IL   60201

Michael M. Earley                             369,215                1.72%

Mark G. Foletta                               247,755                1.15%

Richard R. Tartre                             148,000                  *

Michael E. Cahr                                75,000                  *
All executive officers and directors
as a group (4 persons)                        839,970                3.92%


*  Less than 1.0%.

(1) Percentages have been calculated using the outstanding shares of Common Stock of the Company as of July 23, 1996 of 21,451,502.

(2) Pursuant to Amendment No. 3 to Schedule 13D filed with the Commission on April 12, 1994 jointly by (a) Phoenix Partners, (b) Betje Partners, (c) Phaeton International N.V., (d) Morgens Waterfall Vintiadis Investments N.V., (e) Morgens Waterfall Income Partners, (f) Morgens, Waterfall, Vintiadis & Company, Inc., (h) Restart Partners II, L.P., (i) Restart Partners III, L.P., (j) Restart Partners IV, L.P., (k) Morgens, Waterfall, Vintiadis & Company, Inc. Employees' Profit Sharing Plan, (l) The Common Fund for Non-Profit Organizations, (m) Edwin
H. Morgens, and (n) Bruce Waterfall.

(3) Pursuant to Schedule 13G filed with the Commission on January 25, 1996 by The Lindner Fund, Inc.

(4) Pursuant to Schedule 13G filed with the Commission on February 14, 1994 by Federated Investors. The number of shares of Common Stock indicated represents shares beneficially owned by mutual funds advised by subsidiaries of Federated Investors which have the power to direct investments and vote the securities. For purposes of the reporting requirements of Regulation 13D of the Securities and Exchange Act of 1934, as amended (The "Exchange Act"), Federated Investors, its principal shareholders and its investment adviser subsidiaries may be deemed to be beneficial owners of such securities; however, in accordance with Rule 13d-4 under the 1934 Act under the Exchange Act, Federated Investors, its principal shareholders, and its investment adviser subsidiaries declare that the filing of the Schedule 13G disclosing beneficial ownership of the securities should not be construed as an admission that they are the beneficial owners of such securities, and Federated Investors, its principal shareholders and its investment adviser subsidiaries expressly disclaim that they are in fact the beneficial owner of such securities.

(5) Pursuant to Schedule 13G filed with the Commission on February 2, 1996 by Grace Brothers, Ltd.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     John C. Stiska, former Chairman and Chief Executive Officer of the Company was also a member of the Board of Directors of Biosafety Systems, Inc. until December 1995. Richard R. Tartre, member of the Company's compensation committee, was also the Chairman of the Board of Biosafety Systems until December 1995. Mr. Tartre was not a compensated executive officer of Biosafety Systems and was compensated as a non-employee director.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on behalf of the undersigned, thereunto duly authorized.



                                   TRITON GROUP LTD.




                                   By:  /s/ Mark G. Foletta
                                        ------------------------------
                                        Mark G. Foletta
                                        Senior Vice President,
                                        Chief Financial Officer &
                                        Corporate Secretary

Dated:  July 26, 1996