Form 10-Q
period 1996-06-30
TRITON GROUP LTD
filed 1996-08-14
CIK 319250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  -------------

                                    FORM 10-Q

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1996, or

 _  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


                          Commission File Number 0-8138


                                TRITON GROUP LTD.




Incorporated in Delaware             IRS Employer Identification No:  33-0318116

Principal Executive Offices:                        Telephone:  (619) 231-1818
     550 West C Street, Suite 1880
     San Diego, California 92101


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes    x     No
                             ---         ---

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes x No
                          ---    ---

The number of shares of Triton Group Ltd.'s $ .0001 par value common stock outstanding as of July 31, 1996 was 21,451,502.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TRITON GROUP LTD.
Condensed Consolidated Balance Sheet
(Unaudited) (In thousands)

                                                        June 30      March 31
                                                          1996         1996
                                                        --------     --------
ASSETS
Current assets:
  Cash and cash equivalents                             $  7,129     $  7,934
  Other current assets                                       143        1,348
                                                        --------     --------

     Total current assets                                  7,272        9,282

Investment in Mission West Properties                      3,007        2,973
Other assets                                               2,626        2,628
                                                        --------     --------

                                                        $ 12,905     $ 14,883
                                                        ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                  $    915
  Accrued liabilities                                   $    444        1,146
                                                        --------     --------

     Total current liabilities                               444        2,061

Other liabilities                                          2,811        2,887


Stockholders' equity:
  Common stock                                                 2            2
  Additional paid-in capital                              21,773       21,774
  Accumulated deficit                                    (12,125)     (11,841)
                                                        --------     --------

                                                           9,650        9,935
                                                        --------     --------

                                                        $ 12,905     $ 14,883
                                                        ========     ========


See notes to condensed consolidated financial statements.

TRITON GROUP LTD.
Condensed Consolidated Statement of Operations
(Unaudited) (In thousands except per-share data)


                                                        Three Months Ended
                                                              June 30
                                                        ------------------
                                                         1996        1995
                                                        -----      -------
General and administrative expenses                     $(384)     $  (615)

Other income (expenses):
  Net interest income (expense) and other                  68         (675)
  Equity in income (losses) of:
     The Actava Group                                               (1,759)
     Mission West Properties                               34           10
                                                        -----      -------

Loss before income taxes                                 (282)      (3,039)
Income taxes                                               (3)          (8)
                                                        -----      -------

Loss from continuing operations                          (285)      (3,047)
Income from discontinued operations                                     75
                                                        -----      -------

Net loss                                                $(285)     $(2,972)
                                                        =====      =======

Per share:
  Continuing operations                                 $(.01)     $  (.15)
  Discontinued operations
                                                        -----      -------

      Net loss                                          $(.01)     $  (.15)
                                                        =====      =======

See notes to condensed consolidated financial statements.

TRITON GROUP LTD.
Condensed Consolidated Statement of Cash Flows
(Unaudited) (In thousands)


                                                        Three Months Ended
                                                              June 30
                                                        ------------------
                                                         1996        1995
                                                        ------     -------
Cash flows from operating activities:
  Net loss                                              $ (285)    $(2,972)
  Adjustments to reconcile net loss
    to net cash flows from operating activities:
      Equity in (income) losses of
        unconsolidated subsidiaries                        (34)      1,749
      Income taxes, net                                    400
      Other operating activities                            29         287
      Discontinued operations                                       (1,048)
                                                        ------     -------

      Net cash provided (used) by operating activities     110      (1,984)
                                                        ------     -------

Cash flows from investing activities:
  Proceeds from sale of National Airmotive                          11,250
  Discontinued operations                                              (50)
                                                        ------     -------

      Net cash provided by investing activities                     11,200
                                                        ------     -------

Cash flows from financing activities:
  Repayment of debt                                       (915)     (1,392)
  Discontinued operations                                              432
                                                        ------     -------

      Net cash used by financing activities               (915)       (960)
                                                        ------     -------

Increase (decrease) in cash and cash equivalents          (805)      8,139
Cash and cash equivalents at beginning of period         7,934         974
                                                        ------     -------

Cash and cash equivalents at end of period              $7,129     $ 9,113
                                                        ======     =======

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE (A) - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In August 1993, the Company announced a corporate strategy to return value to its stockholders, in the form of cash and/or liquid securities over a relatively short period of time. Since that time, several transactions and events have occurred consistent with this strategy. Triton's remaining holdings as of June 30, 1996 consisted of a 49.4% interest in Mission West Properties, $7.1 million of cash and certain other non-operating assets and liabilities.
The Company has retained an investment banking firm to assist it in developing and evaluating proposals from potential acquirors, acquisition candidates or merger partners. Due to uncertainty surrounding the timing of asset realization, the consolidated financial statements have been prepared on a going concern basis assuming continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The operating results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring accruals, which are necessary for a fair statement of operating results for the unaudited interim period.

     The condensed balance sheet of the Company at March 31, 1996 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in Triton's Annual Report on Form 10-K as of and for the year ended March 31, 1996.


NOTE (B) - EARNINGS PER SHARE

     The computation of earnings per share for the three months ended June 30, 1996 and 1995 is based upon the weighted average number of shares outstanding during the applicable period, including dilutive stock options and warrants. The average number of common shares and equivalents was 21,451,502 and 19,978,476, respectively, for the three months ended June 30, 1996 and 1995.

NOTE (C) - INVESTMENT IN MISSION WEST PROPERTIES

     Triton currently owns 49% (represented by 676,050 common shares) of the outstanding common stock of Mission West Properties ("Mission West"), a real estate company listed on the American Stock Exchange. Mission West owns and manages ten commercial projects and one undeveloped land parcel. On July 1, 1996, Mission West announced that it had signed a definitive agreement to sell substantially all of its real estate assets for approximately $42 million. Upon successful completion of the transaction, Mission West would make a distribution to its stockholders of a substantial portion of the remaining cash proceeds, after satisfying outstanding mortgage indebtedness of approximately $31.3 million, applicable corporate taxes and transaction costs relating to the sale.


     At June 30, 1996, Triton's investment in Mission West was carried in the consolidated balance sheet at $3 million and the quoted market value of the Mission West common shares owned by Triton on such date was $4.6 million. On August 12, 1996, the quoted market value of such shares owned by Triton was $5.2 million. Triton accounts for this investment using the equity method of accounting and its share of the earnings of Mission West are recorded on a one-month delayed basis, enabling Triton to reflect the results of Mission West for its quarter ended May 31, 1996 within Triton's first quarter ended June 30, 1996.

     Condensed unaudited income statement information for Mission West for the three months ended May 31, 1996 and 1995 is as follows (in thousands):

                                          Three Months Ended
                                                May 31
                                          ------------------
                                           1996        1995
                                          ------      ------
    Net revenues                          $1,910      $1,896
    Costs and expenses                     1,795       1,856
    Operating income                         115          40
    Net income                                69          20

NOTE (D) - INCOME TAXES

    Income taxes are determined and paid separately by Mission West whose taxable earnings or losses cannot be offset against those of Triton. Triton is in a net tax loss carryforward position and is unable to record current tax benefits on its losses.

    At June 30, 1996, Triton had regular net operating loss ("NOL") carryforwards for

Federal tax purposes of approximately $47 million and capital loss carryforwards of approximately $120 million. Due to the change in ownership requirements of the Internal Revenue Code, as a result of the Company's reorganization in 1993, all but approximately $10 million of these loss carryforwards are either "pre-ownership change" or were built in at the date of the ownership change and are subject to an annual combined limitation of approximately $2.4 million. The capital loss carryforward is limited to use against future capital gains only. If the full amount of the limitation is not used in any year, the amount not used increases the allowable limit in the subsequent year. Triton has fully utilized its cumulative annual limitation for alternative minimum tax purposes. The NOL carryforwards expire between 2006 and 2011 if not used.

    The Company has not recognized a financial statement benefit for its tax loss carryforwards or any other deferred tax assets due to the uncertainty of realizing the benefit of such assets in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

BACKGROUND AND CORPORATE DIRECTION

    Triton is an operating/holding company which has historically done business through a number of operating subsidiaries in various industries. Triton emerged from Chapter 11 bankruptcy in June 1993 and announced in August 1993 that its goal was to maximize the value of its remaining operating subsidiaries and return such value to its stockholders in the form of either cash or liquid securities. Refer to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 which addresses the progress that the Company made through fiscal 1996 toward its goal since the emergence from Chapter 11 in 1993. On November 1, 1995, the Board of Directors of the Company declared a special distribution valued at approximately $2.57 per share consisting of $1.57 in cash and .066 of a share of common stock of Metromedia International Group, Inc. ("Metromedia") for each outstanding share of Triton common stock. The special distribution was completed on December 8, 1995 to stockholders of record on November 17, 1995.

    On December 11, 1995, Triton announced that it had retained an investment banking firm to assist the Company in developing and evaluating proposals from potential acquirors, acquisition candidates or merger partners. Management has continued to focus on realizing value for Triton's remaining assets while evaluating a number of broader corporate opportunities. While a specific transaction has not been selected, Management is encouraged by the number and range of alternatives presented. Due to uncertainty surrounding the timing of the Company's ongoing activities, the accompanying consolidated financial statements have been prepared on a going concern basis assuming continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business.

CURRENT FINANCIAL POSITION

    Triton's principal remaining assets consist of approximately $7.1 million of cash, its 49% interest in Mission West with a quoted market value of $5.2 million at August 12, 1996 and certain other assets. Triton's ability to realize the value of its ownership in the Mission West shares on a short-term basis is limited by, among other things, market conditions and securities law restrictions. As described in Note (c) - Investment in Mission West Properties, Mission West is currently under contract to sell substantially all of its real estate assets. If the transaction were completed, Mission West would make a substantial distribution to its stockholders.

    The Company's other assets include claims in the Chapter 11 proceedings of Liquor Barn, Inc., an interest in Series A Preferred Stock of Ridgewood Properties, Inc. ("Ridgewood") and an investment in an insurance captive. Triton values its Liquor Barn claims at approximately $.5 million which are expected to be realized in calendar 1996.

    Triton's interest in the Ridgewood preferred stock has a face value of $3.6 million (450,000 shares with a redemption price of $8 per share) and is carried in the Company's consolidated balance sheet at $2 million. Triton receives a quarterly dividend of $45,000 on this investment and the preferred stock is redeemable at any time by Ridgewood at its face value plus accrued dividends. If the stock is not redeemed by Ridgewood by September 1, 1996, Triton would earn an increased quarterly dividend of $90,000 or could elect to convert the preferred stock into 1,350,000 Ridgewood common shares, which would represent approximately 55% of the Ridgewood common shares then outstanding. Management is currently evaluating various alternatives for realizing the value of this asset.

    Triton's wholly owned insurance captive, La Jolla Insurance Co. Ltd. ("La Jolla"), incorporated in Bermuda, currently has cash of approximately $3.4 million and statutory reserves totalling $3 million. Management is currently pursuing alternatives to maximize the value of the net assets of La Jolla.

    Triton's current quarterly cash requirements include approximately $.3 million of corporate level general and administrative expenses. Management of Triton believes that its current cash balances combined with the expected cash flows are sufficient to cover its cash requirements.

    Mission West finances its own operations and its debt covenants impose restrictions on dividends or other distributions to stockholders. Triton does not guarantee any of the debt of Mission West.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996

    The Company no longer has any consolidated subsidiaries so the operating results for all periods presented reflect only the corporate operations, consisting primarily of general and administrative expenses, corporate transactions and Triton's share of the results of Mission West.

    The consolidated loss from continuing operations for the three months ended June 30, 1996 was $285,000 compared to a loss during the comparable period in the prior year of $3 million. The prior year included $1.8 million of equity losses from The Actava Group Inc. ("Actava"), which was 25% owned by Triton during the prior three-month period but which was sold in October 1995, and $675,000 of net interest expense related primarily to secured debt that was repaid in the last year. Additionally, general and administrative expenses in the current year of $384,000 compare to similar expenses of $615,000 during the comparable period in the prior year, primarily reflecting a reduction in salaries and professional fees consistent with the reduced operations of the Company. The Company's equity in earnings from Mission West of $34,000 in the current year compares to earnings of $10,000 in the prior year.

    The net loss for the current three-month period of $285,000 compares to a net loss in the comparable period in the prior year of $3 million. The prior year included income from discontinued operations of $75,000 reflecting the combined net operating results of National Airmotive Corporation and Western Metal Lath sold by the Company in June 1995 and November 1995, respectively.

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a) No reports on Form 8-K were filed during the quarter ended June 30, 1996.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorize.


                                                   TRITON GROUP LTD.
                                       ----------------------------------------
                                                      Registrant

Date:   August 14, 1996                By:  /s/ Mark G. Foletta
                                          -------------------------------------
                                                Mark G. Foletta
                                                Senior Vice President and
                                                Chief Financial Officer