Form 10-Q
period 1996-09-30
TRITON GROUP LTD
filed 1996-11-14
CIK 319250

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934 for the quarter ended September 30, 1996, or

--- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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


The number of shares of Triton Group Ltd.'s $ .0001 par value common stock outstanding as of November 11, 1996 was 21,553,502.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TRITON GROUP LTD.
Condensed Consolidated Balance Sheet
(Unaudited) (In thousands)

                                            September 30          March 31
                                                1996                1996
                                            ------------          --------
ASSETS
Current assets:
  Cash and cash equivalents                   $  6,532            $  7,934
  Other current assets                             277               1,348
                                            ------------          --------
     Total current assets                        6,809               9,282

Investment in Mission West Properties            2,963               2,973
Other assets                                     2,625               2,628
                                            ------------          --------
                                              $ 12,397            $ 14,883
                                            ------------          --------
                                            ------------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                               $    915
  Accrued liabilities                         $    398               1,146
                                            ------------          --------
     Total current liabilities                     398               2,061

Other liabilities                                2,715               2,887

Stockholders' equity:
  Common stock                                       2                   2
  Additional paid-in capital                    21,774              21,774
  Accumulated deficit                          (12,492)            (11,841)
                                            ------------          --------
                                                 9,284               9,935
                                            ------------          --------
                                              $ 12,397            $ 14,883
                                            ------------          --------
                                            ------------          --------


         See notes to condensed consolidated financial statements.

TRITON GROUP LTD.
Condensed Consolidated Statement of Operations
(Unaudited) (In thousands except per-share data)

                                               Three Months           Six Months
                                                  Ended                 Ended
                                               September 30          September 30
                                            ------------------    ------------------
                                              1996       1995       1996        1995
                                            -------    -------    -------    -------
General and administrative expenses         $  (409)   $  (668)   $  (793)   $(1,283)
                                            -------    -------    -------    -------
Other income (expenses):
  Net interest income (expense) and other        87       (338)       155     (1,013)
  Equity in losses of:
     The Actava Group Inc.                              (2,992)               (4,751)
     Mission West Properties                    (44)       (53)       (10)       (43)
                                            -------    -------    -------    -------
Loss before income taxes                       (366)    (4,051)      (648)    (7,090)
Income taxes                                                           (3)        (8)
                                            -------    -------    -------    -------
Loss from continuing operations                (366)    (4,051)      (651)    (7,098)
Income (loss) from discontinued operations                 (43)                   32
                                            -------    -------    -------    -------
Net loss                                    $  (366)   $(4,094)   $  (651)   $(7,066)
                                            -------    -------    -------    -------
                                            -------    -------    -------    -------

Per share:
  Continuing operations                       $(.02)     $(.20)     $(.03)     $(.35)
  Discontinued operations
                                            -------    -------    -------    -------
      Net loss                                $(.02)     $(.20)     $(.03)     $(.35)
                                            -------    -------    -------    -------
                                            -------    -------    -------    -------




         See notes to condensed consolidated financial statements.

TRITON GROUP LTD.
Condensed Consolidated Statement of Cash Flows
(Unaudited) (In thousands)

                                                                Six Months Ended
                                                                  September 30
                                                         ------------------------------
                                                             1996                1995
                                                         ------------          --------
Cash flows from operating activities:
  Net loss                                                 $  (651)            $ (7,066)
  Adjustments to reconcile net loss to net
    cash flows from operating activities:
      Equity in losses                                          10                4,794
      Other operating activities                               154                 (727)
      Discontinued operations                                                     3,017
                                                         ------------          --------
      Net cash provided (used) by operating activities        (487)                  18
                                                         ------------          --------


Cash flows from investing activities:
  Proceeds from sale of subsidiaries                                             11,250
  Other                                                                              (2)
                                                         ------------          --------
      Net cash provided by investing activities                                  11,248
                                                         ------------          --------
Cash flows from financing activities:
  Repayment of long-term debt                                 (915)              (2,943)
  Discontinued operations                                                        (3,194)
                                                         ------------          --------
      Net cash used by investing activities                   (915)              (6,137)
                                                         ------------          --------
Increase (decrease) in cash and cash equivalents            (1,402)               5,129
Cash and cash equivalents at beginning of period             7,934                  974
                                                         ------------          --------
Cash and cash equivalents at end of period                 $ 6,532             $  6,103
                                                         ------------          --------
                                                         ------------          --------






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

    In August 1993, the Company announced a corporate strategy to return value to its stockholders, in the form of cash and/or liquid securities over a relatively short period of time. Since that time, several transactions and events have occurred consistent with this strategy. Triton's remaining holdings as of September 30, 1996 consisted of a 49.4% interest in Mission West Properties, $6.5 million of cash and certain other non-operating assets and liabilities. In December 1995, the Company retained an investment banking firm to assist it in developing and evaluating proposals from potential acquirors, acquisition candidates or merger partners.

    On September 23, 1996, the Company announced that it had entered into a letter of intent to merge with Security Systems Holdings, Inc. ("SSH"), the Orange, Connecticut-based parent of Alarmguard, Inc. ("Alarmguard"). The letter of intent calls for the issuance of a number of new shares of Triton to stockholders of SSH such that the ownership of the combined entity would be divided 40% to Triton's current stockholders and 60% to the current stockholders of SSH. The transaction remains subject to the satisfactory completion of documentation, due diligence and other customary conditions, and is subject to the affirmative vote of the stockholders of both companies. If consummated, it is expected that the transaction would close in early 1997.

    The condensed consolidated financial statements have been prepared on a going concern basis assuming continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


NOTE (b) - EARNINGS PER SHARE

    The computation of earnings per share for the three and six months ended September 30, 1996 and 1995 is based upon the weighted average number of shares outstanding during the applicable period, including dilutive stock options and warrants. The average number of common shares and equivalents was 21,465,684 and 21,458,593, respectively, for the three and six months ended September 30, 1996 and 19,978,476 for the three and six months ended September 30, 1995.


NOTE (c) - INVESTMENT IN MISSION WEST PROPERTIES

    Triton currently owns 49% (represented by 676,050 common shares) of the outstanding common stock of Mission West Properties ("Mission West"), a real estate company listed on the American Stock Exchange. Mission West owns and manages ten commercial projects and one undeveloped land parcel. On July 1, 1996, Mission West announced that it had signed a definitive agreement to sell substantially all of its real estate assets for approximately $42 million. On October 14, 1996, Mission West announced that it had exercised a "fiduciary out" pursuant to this agreement and entered into a new definitive agreement to sell all of its real estate assets for an aggregate purchase price of $46.5 million. The new transaction, which is scheduled to close before the end of December 1996, is subject to customary conditions. Upon successful completion of this transaction, Mission West would make a distribution to its stockholders of a substantial portion of the remaining cash proceeds, after satisfying outstanding mortgage indebtedness of approximately $31 million and applicable corporate taxes and transaction costs relating to the sale.

    At September 30, 1996, Triton's investment in Mission West was carried in the consolidated balance sheet at $3 million and the quoted market value of the Mission West common shares owned by Triton on such date was $5.2 million. On November 11, 1996, the quoted market value of such shares owned by Triton was $6.2 million. Triton accounts for this investment using the equity method of accounting and its share of the earnings of Mission West are recorded on a one-month delayed basis, enabling Triton to reflect the results of Mission West for its quarter ended August 31, 1996 within Triton's second quarter ended September 30, 1996.

    Condensed unaudited income statement information for Mission West for the six months ended August 31, 1996 and 1995 is as follows (in thousands):


                                                      Six Months Ended
                                                          August 31
                                               ------------------------------
                                                   1996                1995
                                               ------------          --------
    Net revenues                                  $3,777              $3,821
    Costs and expenses                             3,807               3,959
    Operating loss                                   (30)               (138)
    Net loss                                         (20)                (88)


NOTE (d) - INCOME TAXES

    Income taxes are determined and paid separately by Mission West whose taxable earnings or losses cannot be offset against those of Triton. Triton is in a net tax loss carryforward position and is unable to record current tax benefits on its losses.

    At September 30, 1996, Triton had regular net operating loss ("NOL") carryforwards for Federal tax purposes of approximately $47 million and capital loss carryforwards of approximately $120 million. Due to the change in ownership requirements of the Internal Revenue Code, as a result of the Company's reorganization in 1993, all but approximately $10 million of these loss carryforwards are either "pre-ownership change" or were built in at the date of the ownership change and are subject to an annual combined limitation of approximately $2.4 million. The capital loss carryforward is limited to use against future capital gains only. If the full amount of the limitation is not used in any year, the amount not used increases the allowable limit in the subsequent year. As of March 31, 1996, for alternative minimum tax purposes, Triton has fully utilized its post-ownership change NOL carryforwards and the cumulative annual limitation for its pre-ownership change NOL carryforwards. The NOL carryforwards expire between 2006 and 2011 if not used.

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

    While management has continued to focus on realizing value for Triton's remaining assets, Triton announced that it had retained an investment banking firm to assist the Company in developing and evaluating proposals from potential acquirors, acquisition candidates or merger partners. As discussed in Note (a) - Basis of Presentation to the Condensed Financial Statements, the Company announced that on September 23, 1996 it has entered into a letter of intent to merge with SSH, the Connecticut-based parent of Alarmguard. The accompanying condensed consolidated financial statements have been prepared on a going concern basis assuming continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business.

CURRENT FINANCIAL POSITION

    Triton's principal remaining assets consist of approximately $6.5 million of cash, its 49% interest in Mission West with a quoted market value of $6.2 million at November 11, 1996 and certain other assets. Triton's ability to realize the value of its ownership in the Mission West shares on a short-term basis is limited by, among other things, market conditions and securities law restrictions. As described in Note (c) - Investment in Mission West Properties, Mission West is currently under contract to sell substantially all of its real estate assets. If the transaction is completed, Mission West will make a substantial distribution to its stockholders, including the Company.

    The Company's other assets include claims in the Chapter 11 proceedings of Liquor Barn, Inc., an interest in Series A Preferred Stock of Ridgewood Properties, Inc. ("Ridgewood") and an investment in an insurance captive. Triton values its Liquor Barn claims at approximately $500,000 which are expected to be realized in calendar 1996.

    Triton's interest in the Ridgewood preferred stock has a face value of $3.6 million (450,000 shares with a redemption price of $8 per share) and is carried in the Company's consolidated balance sheet at $2 million. Triton currently accrues a quarterly dividend of $90,000 on this investment and the preferred stock is redeemable at any time by Ridgewood at its face value plus accrued dividends. The preferred stock is convertible at any time into 1,350,000 Ridgewood common shares, which would represent approximately 55% of the Ridgewood common shares then outstanding. Management is currently evaluating various alternatives for realizing the value of this asset.

     Triton's wholly owned insurance captive, La Jolla Insurance Co. Ltd. ("La Jolla"), incorporated in Bermuda, currently has cash of approximately $3.4 million and statutory reserves totally $3 million. This cash is not included in the Condensed Consolidated Balance Sheet due to the presents of the statutory reserves. Management is currently pursuing alternatives to maximize the value of the net assets of La Jolla.

    Triton's current quarterly cash requirements include approximately $400,000 of corporate level general and administrative expenses. Management of Triton believes that its current cash balances combined with the expected cash flows are sufficient to cover its cash requirements.

    Mission West finances its own operations and its debt covenants impose restrictions on dividends or other distributions to stockholders. Triton does not guarantee any of the debt of Mission West.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996

    The Company no longer has any consolidated subsidiaries so the operating results for all periods presented reflect only the corporate operations, consisting primarily of general and administrative expenses, corporate transactions and Triton's equity share of the results of Mission West.

    The consolidated loss from continuing operations for the three months ended September 30, 1996 was $366,000 compared to a loss during the comparable period in the prior year of $4.1 million. The prior year included $3 million of equity losses from The Actava Group Inc. ("Actava"), which was 25% owned by Triton during the prior six-month period but which was sold in October 1995, and $338,000 of net interest expense related primarily to secured debt that was repaid in the last year. Additionally, general and administrative expenses in the current year of $409,000 declined from similar expenses of $668,000 during the comparable period in the prior year, primarily reflecting a reduction in salaries and professional fees consistent with the reduced operations of the Company. The Company's equity losses from Mission West of $44,000 in the current period compared to losses of $53,000 in the prior year.

    The net loss for the current three-month period of $366,000 compared to a net loss in the comparable period in the prior year of $4.1 million. The prior year included a loss from discontinued operations of $43,000 reflecting the combined net operating results of National Airmotive Corporation and Western Metal Lath sold by the Company in June 1995 and November 1995, respectively.


SIX MONTHS ENDED SEPTEMBER 30, 1996

    The consolidated loss from continuing operations for the six months ended September 30, 1996 of $651,000 compared to a loss of $7.1 million during the comparable period in the prior year. The prior year included $4.8 million in equity losses of Actava and $1 million of net interest expense which compared to $155,000 of net interest income in the current six-month period. Additionally, general and administrative expenses of $793,000 in the current six month period compared to similar expenses of $1.3 million during the comparable period in the prior year. The reduction in net interest expense and general administrative expenses in the current year are for the same reasons which influenced the three-month operating results.

    The net loss for the six months ended September 30, 1996 of $651,000 compared to a net loss of $7.1 million in the prior year. The prior year also included income from discontinued operations of $32,000, reflecting the operating results of Western Metal prior to disposition.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) 27.1  Financial Data Schedules

(b) No reports on Form 8-K were filed during the quarter ended
    September 30, 1996.




                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    TRITON GROUP LTD.
                                             -----------------------------
                                                       Registrant


Date:   November 14, 1996                    By: /s/ Mark G. Foletta
                                             -----------------------------
                                                 Mark G. Foletta
                                                 Senior Vice President and
                                                 Chief Financial Officer