Form 10-Q
period 1996-12-31
TRITON GROUP LTD
filed 1997-02-14
CIK 319250

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 ---------------

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended December 31, 1996, or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                          Commission File Number 0-8138



                                TRITON GROUP LTD.







Incorporated in Delaware             IRS Employer Identification No:  33-0318116

Principal Executive Offices:                        Telephone:  (619) 231-1818
     550 West C Street, Suite 1880
     San Diego, California 92101




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes    x     No
                            ----       ----
Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes x No
                         ----   ----
The number of shares of Triton Group Ltd.'s $ .0001 par value common stock outstanding as of February 12, 1997 was 21,553,502.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TRITON GROUP LTD.
Condensed Consolidated Balance Sheet
(Unaudited) (In thousands)

                                              December 31         March 31
                                                 1996               1996
                                              -----------         --------
ASSETS
Current assets:
  Cash and cash equivalents                   $   9,839            $  7,934
  Other current assets                              157               1,348
                                              ---------            --------
   Total current assets                           9,996               9,282

Investment in Mission West Properties             2,958               2,973
Other assets                                      2,614               2,628
                                              ---------            --------
                                              $  15,568            $ 14,883
                                              ---------            --------
                                              ---------            --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                  $  915
  Accrued liabilities                           $   759               1,146
                                              ---------            --------
  Total current liabilities                         759               2,061

Other liabilities                                 2,637               2,887

Stockholders' equity:
  Common stock                                        2                   2
  Additional paid-in capital                     21,774              21,774
  Accumulated deficit                            (9,604)            (11,841)
                                              ---------            --------
                                                 12,172               9,935
                                              ---------            --------
                                              $  15,568           $  14,883
                                              ---------            --------
                                              ---------            --------

See notes to condensed consolidated financial statements.

TRITON GROUP LTD.
Condensed Consolidated Statement of Operations
(Unaudited) (In thousands except per-share data)


                                                       THREE MONTHS              NINE MONTHS
                                                          ENDED                     ENDED
                                                        DECEMBER 31               DECEMBER 31
                                                 ---------------------      ---------------------
                                                   1996          1995         1996          1995
                                                 ------        -------      -------       -------
General and administrative expenses              $ (311)       $(2,336)     $(1,104)       $(3,619)
Stock option and warrant compensation                           (1,384)                     (1,384)
                                                 ------        -------      -------       -------
                                                   (311)        (3,720)      (1,104)        (5,003)
Other income (expenses):
  Net interest income (expense)                      68            373          187           (781)
  Equity in income (losses) of:
     The Actava Group Inc.                                      (7,355)                    (12,106)
     Mission West Properties                         (5)            53          (15)            10
  Gain on the sale of The Actava Group                          39,496                      39,496
  Gain from La Jolla Insurance Co., Ltd.          3,232                       3,232
  Other                                              52          2,126           88          2,267
                                                 ------        -------      -------       -------
Income before income taxes                        3,036         30,973        2,388         23,883
Income  tax (expense) benefit                      (148)           615         (151)           607
                                                 ------        -------      -------       -------
Income from continuing operations                 2,888         31,588        2,237         24,490
Income from discontinued operations                              2,482                       2,514
                                                 ------        -------      -------       -------
Net income                                      $ 2,888        $34,070      $ 2,237        $27,004
                                                 ------        -------      -------       -------
                                                 ------        -------      -------       -------
Per share:
  Continuing operations                            $.13          $1.52         $.10          $1.21
  Discontinued operations                                          .12                         .12
                                                 ------        -------      -------       -------
  Net income                                       $.13          $1.64         $.10          $1.33
                                                 ------        -------      -------       -------
                                                 ------        -------      -------       -------


See notes to condensed consolidated financial statements.

TRITON GROUP LTD.
Condensed Consolidated Statement of Cash Flows
(Unaudited) (In thousands)
                                                            Nine Months Ended
                                                               December 31
                                                            ------------------
                                                            1996          1995
                                                           ------      --------
Cash flows from operating activities:
  Net income                                               $2,237      $ 27,004
  Adjustments to reconcile net loss to net
  cash flows from operating activities:
   Equity in losses                                            15        12,096
   Stock option and warrant compensation                                    678
   Gain on the sale of The Actava Group, Inc.                           (39,496)
   Gain on the sale of Western Metal Lath                                (2,514)
   Other operating activities                                 568        (2,629)
   Discontinued operations                                                  (36)
                                                           ------      --------
   Net cash provided (used) by operating activities         2,820        (4,897)
                                                           ------      --------
Cash flows from investing activities:
  Proceeds from sale of subsidiaries                                     65,612
  Other                                                                      (2)
                                                           ------      --------
   Net cash provided by investing activities                             65,610
                                                           ------      --------
Cash flows from financing activities:
  Repayment of long-term debt                                (915)      (21,219)
  Cash distribution to stockholders                                     (31,596)
                                                           ------      --------

   Net cash used by investing activities                     (915)      (52,815)
                                                           ------      --------
Increase in cash and cash equivalents                       1,905         7,898
Cash and cash equivalents at beginning of period            7,934           974
                                                           ------      --------
Cash and cash equivalents at end of period                $ 9,839      $  8,872
                                                           ------      --------
                                                           ------      --------

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

     Triton announced in August 1993 a plan to realize value for its stockholders over a relatively short period of time in the form of either cash or securities which, in the opinion of Triton's management, would be liquid and fairly valued given the underlying assets. A number of transactions have occurred since 1993 consistent with this strategy, including a distribution to Triton's stockholders in December 1995 valued in the aggregate at $52 million ($2.54 per outstanding share of Triton Common Stock). Triton has no remaining consolidated operations but owns 49% of Mission West Properties ("Mission
West") (see Note (c)), a publicly-traded real estate company, with a quoted market value of $7.3 million at December 31, 1996, and 450,000 shares (with a face value of $3.6 million) of Series A Convertible Preferred Stock of Ridgewood Hotels, Inc. ("Ridgewood"), a diversified real estate company. At December 31, 1996, Triton also had $9.8 million in cash and held certain other miscellaneous assets and liabilities. In December 1995, the Company retained an investment banking firm to assist it in developing and evaluating proposals from potential acquirors, acquisition candidates or merger partners.

     On December 23, 1996, the Company announced that it had entered into a definitive agreement to merge with Security Systems Holdings, Inc. ("SSH"), the Orange, Connecticut-based parent of Alarmguard, Inc. ("Alarmguard"). The agreement calls for the issuance of new shares of Triton to stockholders of SSH such that the ownership of the combined entity would be divided 43% to Triton's current stockholders and 57% to the current stockholders of SSH. The transaction remains subject to certain customary conditions, including the affirmative vote of the stockholders of both companies. It is expected that the transaction will close in March 1997.

NOTE (b) - EARNINGS PER SHARE

     The computation of earnings per share for the three and nine months ended December 31, 1996 and 1995 is based upon the weighted average number of shares outstanding during the applicable period, including dilutive stock options and warrants. The average number of common shares and equivalents was 21,553,502 and 21,524,708, respectively, for the three and nine months ended December 31, 1996 and 20,733,233 and 20,298,069, respectively, for the three and nine months ended December 31, 1995.


NOTE (c) - INVESTMENT IN MISSION WEST PROPERTIES

     Triton currently owns 49% (represented by 676,050 common shares) of the outstanding common stock of Mission West, a real estate company listed on the American Stock Exchange. Mission West owned and managed ten commercial real estate projects and one undeveloped land parcel. On July 1, 1996, Mission West entered into a definitive agreement to sell substantially all of its real estate assets for approximately $42 million. On October 14, 1996, Mission West exercised a "fiduciary out" pursuant to this agreement and entered into a new definitive agreement to sell all of its real estate assets for an aggregate purchase price of $46.5 million. On December 6, 1996, Mission West issued a "fiduciary out" pursuant to this second agreement and entered into a new definitive agreement to sell all of its real estate for an aggregate purchase price of $50.5 million.

     The most recent agreement was approved by the stockholders of Mission West on December 16, 1996 at a meeting held for such purpose. On January 20, 1997, Mission West completed the sale of all but one of the properties under contract and received gross cash proceeds of approximately $47.5 million before the repayment of secured real estate obligations on such properties totaling approximately $29 million. Mission West has the remaining property under contract for $3 million and anticipates closing this sale in the near future.

     At December 31, 1996, Triton's investment in Mission West was carried in the consolidated balance sheet at $3 million and the quoted market value of the Mission West common shares owned by Triton on such date was $7.3 million. Triton accounts for this investment using the equity method of accounting and its share of the earnings of Mission West are recorded on a one-month delayed basis, enabling Triton to reflect the results of Mission West for its quarter ended November 30, 1996 within Triton's third quarter ended December 31, 1996.

     Condensed unaudited income statement information for Mission West for the nine months ended November 30, 1996 and 1995 is as follows (in thousands):


                                                Nine Months Ended
                                                   November 30
                                            ---------------------
                                              1996          1995
                                            ------         ------
     Net revenues                           $5,638         $6,020
     Costs and expenses                      5,718          5,975
     Operating income (loss)                   (80)            45
     Net income (loss)                         (31)            20


NOTE (d) - INVESTMENT IN LA JOLLA INSURANCE CO., LTD.

     La Jolla Insurance Co., Ltd. ("La Jolla"), a wholly owned subsidiary of Triton, is a non-operating insurance captive domiciled in Bermuda. Prior to 1993, La Jolla provided certain insurance coverages, principally workers' compensation and directors and officers insurance, for its parent corporation and Triton's predecessor, Intermark, Inc., and certain of Intermark's subsidiaries. In October 1992, Intermark and Triton filed for reorganization under Chapter 11 of the United States Bankruptcy Code. At that time, the total liabilities of La Jolla (including reserves established for the risks inherent in the existing insurance policies) exceeded its assets by approximately $500,000. Due to the La Jolla insolvency and the Chapter 11 filing of Intermark, La Jolla was placed into a voluntary liquidation proceeding in Bermuda to be managed by a liquidator for the benefit of its creditors. As a result, La Jolla was deconsolidated from Intermark's financial statements in fiscal 1993 and was carried at no value.

     During the third quarter of fiscal 1997 it was determined that La
Jolla's assets, amounting to approximately $3.4 million, exceeded its total liabilities. As a result, La Jolla emerged from the liquidation proceeding, and operating control of La Jolla was transferred to Triton. Accordingly, Triton has reconsolidated La Jolla, effective as of the beginning of the third quarter of fiscal 1997. In December 1996, La Jolla reinsured its remaining risks through the purchase of a three-year, $3 million tail insurance policy from a commercial insurance carrier at a cost of approximately $160,000. La Jolla then completed a $3.1 million cash dividend to Triton. Triton's condensed consolidated statement of operations for the three and nine months ended December 31, 1996 includes income of $3.2 million from the consolidation of La Jolla and the resulting gain, net of the cost of the reinsurance described above. The condensed consolidated balance sheet at December 31, 1996 includes $169,000 of cash and $24,000 of accrued liabilities attributable to La Jolla. Pursuant to the Bermuda Insurance Act, La Jolla is required to maintain $120,000 of minimum capital.

NOTE (e) - INCOME TAXES

     Income taxes are determined and paid separately by Mission West whose taxable earnings or losses cannot be offset against those of Triton.

     At December 31, 1996, Triton had net operating loss ("NOL") carryforwards for Federal tax purposes of approximately $45 million and capital loss carryforwards of approximately $120 million. Due to the change in ownership requirements of the Internal Revenue Code, as a result of the Company's reorganization in 1993, all but approximately $10 million of these loss carryforwards are either "pre-ownership change" or were built in at the date of the ownership change and are subject to an annual combined limitation of approximately $2.4 million. The capital loss carryforward is limited to use against future capital gains only. If the full amount of the limitation is not used in any year, the amount not used increases the allowable limit in the subsequent year. As of March 31, 1996, for alternative minimum tax purposes, Triton had fully utilized its post-ownership change NOL carryforwards and the cumulative annual limitation for its pre-ownership change NOL carryforwards. The NOL carryforwards expire between 2006 and 2011 if not used.

     The Company has not recognized a financial statement benefit for its tax loss carryforwards or any other deferred tax assets due to the uncertainty of realizing the benefit of such assets in the future.


NOTE (f) - SUBSEQUENT EVENT

     On February 5, 1997, the board of directors of Mission West declared a cash dividend of $9.00 per share of Mission West common stock to stockholders of record on February 19, 1997 payable on February 27, 1997. This will represent a cash distribution to Triton of approximately $6.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     When used in this discussion, the words "believes", "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, as well as the Company's other periodic reports on Form 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

BACKGROUND AND CORPORATE DIRECTION

     Triton is an operating/holding company which has historically done business through a number of operating subsidiaries in various industries. Triton emerged from Chapter 11 bankruptcy in June 1993 and announced in August 1993 that its goal was to maximize the value of its remaining operating subsidiaries and return such value to its stockholders in the form of either cash or liquid securities. Refer to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 which addresses the progress that the Company made through fiscal 1996 toward its goal since the emergence from Chapter 11 in 1993. On November 1, 1995, the Board of Directors of the Company declared a special distribution valued at approximately $2.54 per share consisting of $1.57 in cash and .066 of a share of common stock of Metromedia International Group, Inc. ("Metromedia") for each outstanding share of Triton common stock. The special distribution was completed on December 8, 1995.

     While management has continued to focus on realizing value for Triton's remaining assets, Triton announced in December 1995 that it had retained an investment banking firm to assist the Company in developing and evaluating proposals from potential acquirors, acquisition candidates or merger partners. As discussed in Note (a) - Basis of Presentation to the Condensed Financial Statements, the Company announced that on December 23, 1996 it had entered into a definitive agreement to merge with SSH, the Connecticut-based parent of Alarmguard. The accompanying condensed consolidated financial statements have been prepared on a going concern basis assuming continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business.

CURRENT FINANCIAL POSITION

     Triton's principal remaining holdings at December 31, 1996 consisted of approximately $9.8 million of cash, a 49% interest in Mission West with a quoted market value of $7.3 million at December 31, 1996, a preferred stock interest in Ridgewood , and certain other assets and liabilities. As described in Note (c) - Investment in Mission West Properties, and Note (f) - Subsequent Event, Mission West sold substantially all of its real estate assets in January 1997 and, on February 5, 1997, declared a cash distribution of $9.00 per share of Mission West common stock payable on February 28, 1997.
 This will represent a cash distribution to Triton of approximately $6.1 million. Triton's ability to realize the remaining value of its ownership in the Mission West shares on a short-term basis is limited by, among other things, market conditions and securities law restrictions.

     Triton's preferred stock interest in Ridgewood has a face value of $3.6 million (450,000 shares with a redemption price of $8 per share) and is carried in the Company's consolidated balance sheet at December 31, 1996 at $2 million. Triton currently earns a quarterly dividend of $90,000 on this investment (dividends have been paid through January 31, 1997) and the preferred stock is redeemable at any time by Ridgewood at its face value plus accrued dividends. The preferred stock is convertible by Triton at any time into 1,350,000 Ridgewood common shares, which would represent approximately 47% of the Ridgewood common shares then outstanding. Management is currently evaluating various alternatives for realizing the value of this asset.

     The Company received definitive notice in the third quarter of La Jolla's emergence from its liquidation proceedings and control of La Jolla was transferred back to Triton (see Note (d) - Investment in La Jolla Insurance Co., Ltd.). As a result, Triton reconsolidated La Jolla as of the beginning of the third quarter of fiscal 1997. In December 1996, following the reinsurance of La Jolla's remaining risks, La Jolla completed a $3.1 million dividend to Triton.

     The Company's other assets have an estimated fair value of approximately $300,000 and include certain notes and other receivables, a non-voting preferred stock interest in a private company and certain parcels of real estate. Additionally, at December 31, 1996, Triton had notes payable of $1.1 million and book reserves for certain contingent liabilities of approximately $1.9 million.

     Triton's current quarterly cash requirements include approximately $350,000 of corporate level general and administrative expenses. Management of Triton believes that its current cash balances combined with the expected cash flows are sufficient to cover its operating cash requirements for the next year. Triton has no material capital requirements or other commitments for capital in the next year.

     In January 1997, Triton received a cash payment of $512,000, representing a distribution pursuant to the bankruptcy liquidation plan of Liquor Barn, Inc. ("Liquor Barn"). Triton expects to receive a final distribution from Liquor Barn in mid-1997 of up to $100,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996

     The Company no longer has any consolidated operating subsidiaries so the operating results for all periods presented reflect only the corporate operations, consisting primarily of general and administrative expenses, corporate transactions and Triton's equity share of the results of Mission West.

     Consolidated income from continuing operations for the three months ended December 31, 1996 was $2.9 million compared to income during the comparable period in the prior year of $31.6 million. The current year included a $3.2 million non-recurring gain on the reconsolidation of La Jolla, following La Jolla's emergence from liquidation proceedings, and the reinsurance of its remaining risks at an amount significantly below the book reserves established for such risks. The prior year included a $39.5 million non-recurring gain on the sale of the Company's investment in The Actava Group Inc. ("Actava"), partially offset by equity losses from Actava prior to the sale of $7.4 million. The prior year also included a non-recurring gain of $1.8 million included in other income related to a binding arbitration award from a commercial insurance company.

     Corporate level general and administrative expenses of $311,000 for the current three-month period compared to similar expenses of $2.3 million for the same period last year. The decline in the current year reflects a reduction in salaries and professional fees consistent with the reduced operations of the Company combined with the fact that the prior period included approximately $1.8 million of executive bonuses and severance payments. The prior year also included stock option and warrant compensation of $1.4 million ($678,000 of which was non-cash) representing the compensation recognized in connection with the participation in the special distribution to stockholders in December 1995 of the Company's executive officers, directors and certain financial advisors who held options and warrants to purchase common stock of the Company.

     Net interest income in the current quarter of $68,000 compared to net interest income of $373,000 in the prior year. The prior year included interest income for approximately two months on the short-term investment of the net cash proceeds from the sale of Actava in October 1995, prior to the $31.6 million cash distribution to stockholders in December 1995. The Company's equity losses from Mission West of $5,000 in the current period compared to income of $53,000 in the comparable prior year period. The decline in Mission West's operating results reflects primarily expenses at Mission West associated with the sale of substantially all of its assets. Additionally, the Mission West results for the current year are through November 1996 and do not reflect any amounts related to the sale of its real estate assets completed in January 1997.

     Net income for the current three-month period of $2.9 million compared to net income of $34.1 million for the comparable period in the prior year. The prior year amount included income from discontinued operations of $2.5 million, representing the gain on the sale of Western Metal Lath ("Western Metal") in November 1995.

NINE MONTHS ENDED DECEMBER 31, 1996

     Consolidated income from continuing operations for the nine months ended December 31, 1996 was $2.2 million compared to income of $24.5 million during the comparable period in the prior year. The prior year included the $39.5 million gain on the sale of Actava discussed above, partially offset by $12.1 million in equity losses of Actava prior to the sale.

     General and administrative expenses were $1.1 million in the current nine-month period compared to $5 million (including stock option and warrant compensation of $1.4 million) during the comparable period in the prior year. The reduction in these expenses in the current year is for the same reasons which influenced the decline in such expenses during the three-month period described above. Additionally, net interest income in the current period was $187,000 versus net interest expense of $781,000 in the comparable prior year period. The interest expense in the prior year related primarily to interest on secured debt repaid following the sale of the Actava common shares in October 1995.

     Additionally, as discussed above with respect to the three-month operating results, the current year included a $3.2 million non-recurring gain on the consolidation of La Jolla and the prior year included a $1.8 million binding arbitration award from a commercial insurance company included in other income.

     Net income for the nine months ended December 31, 1996 was $2.2 million compared to $27 million in the prior year. The prior year also included income from discontinued operations of $2.5 million, reflecting the gain on the sale of Western Metal, partially offset by the operating losses of Western Metal prior to disposition.

                           PART II - OTHER INFORMATION





ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



(a)  27.1  Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TRITON GROUP LTD.
                                      --------------------------
                                        Registrant




Date: February 14, 1997          By: /s/ Mark G. Foletta
                                     ---------------------------
                                      Mark G. Foletta
                                      Senior Vice President and
                                      Chief Financial Officer