Form 10-K/A
period 1996-03-31
TRITON GROUP LTD
filed 1997-03-12
CIK 319250

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                ----------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

 X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

     For the Fiscal Year Ended March 31, 1996      Commission File Number 0-8138

                      OR

     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                                TRITON GROUP LTD.

Incorporated in Delaware             IRS Employer Identification No:  33-0318116

Principal Executive Offices:                        Telephone:  (619) 231-1818
     550 West C Street, Suite 1880
     San Diego, California 92101

Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF CLASS                            EXCHANGE ON WHICH REGISTERED
---------------------------------                 ------------------------------
Common Stock, $.0001 Par Value                    American Stock Exchange
Warrants                                          American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X     No
                            -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.
                                                                    -----

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 21, 1996 (based on the closing price of such stock as reported by the American Stock Exchange on such date) was $10,305,766. Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   X   No
                          -----    -----

The number of shares of the Registrant's $.0001 par value common stock outstanding as of June 21, 1996 was 21,451,502.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1.  BUSINESS

     Triton Group Ltd. ("Triton" or the "Company") is an operating/holding company which has historically done business through a number of operating subsidiaries in various industries. Triton emerged from Chapter 11 bankruptcy proceedings in June 1993 with operating control of six subsidiaries and a significant equity interest in a seventh company. The Company announced in August 1993 a plan to realize value for its stockholders over a relatively short period of time in the form of either cash or securities which, in the opinion of Management, would be liquid and fairly valued given the underlying assets. A number of transactions have occurred since 1993 consistent with this strategy. At the beginning of fiscal 1996, Triton owned and operated a turbine engine services business, National Airmotive Corporation ("National Airmotive") and a fabricated metal products business ("Western Metal"), in addition to having unconsolidated operations in lawn and garden equipment and sporting goods, through 25% owned The Actava Group Inc. ("Actava"), and unconsolidated real estate operations through 49% owned Mission West Properties ("Mission West").

     Triton completed the sale of National Airmotive in June 1995 and sold Western Metal in November 1995. The Company also sold 3.1 million shares of common stock of Actava (of the 4.4 million shares then owned by the Company) in October 1995 and repaid the balance of its secured indebtedness owed Actava. All of these sale transactions were to unaffiliated third parties, except for the sale of 59,384 common shares of Actava to Grace Brothers, Ltd., ("Grace"), the holder at the time of such sale of approximately 6.9% of the Triton common stock (for a further discussion of this transaction, see "-Sale of Actava Common Stock" and "Item 14. Certain Relationships and Related Transactions"). In December 1995, the Company completed a significant special distribution to its stockholders consisting of $32 million in cash ($1.57 per outstanding share of Triton common stock) and 1.3 million shares of common stock of Metromedia International Group, Inc. ("Metromedia"), the successor company to Actava following a four-way merger completed in November 1995. The value of the Metromedia shares distributed amounted to $19.6 million ($.97 per outstanding share of Triton common stock).

     At March 31, 1996 the Company had no consolidated operations but owned 49% of Mission West, had $7.9 million in cash and held certain other miscellaneous assets and liabilities. Triton announced in December 1995 that it had retained an investment banking firm to assist the Company in developing and evaluating proposals for potential acquirors, acquisition candidates or merger partners. At the same time, the Company is continuing to pursue alternatives to realize the value of its remaining investments and other assets.

MAJOR DEVELOPMENTS DURING FISCAL 1996

     During the year ended March 31, 1996, a number of material business transactions or events occurred as described below.

SALE OF NATIONAL AIRMOTIVE CORPORATION

     In June 1995, Triton completed the sale of National Airmotive to First

Aviation Services, Inc., an affiliate of First Equity Development Incorporated, an investment banking firm specializing in the aerospace industry, for cash of $11.3 million plus assumption by the buyer of all of National Airmotive's debt. Triton recorded a net loss on the sale of National Airmotive of $13.6 million in fiscal 1995. The operations of National Airmotive prior to the sale have been reclassified as a discontinued operation in the consolidated financial statements for all periods presented.

SALE OF WESTERN METAL LATH

     In November 1995, Triton sold Western Metal to Marubeni America Corporation for cash of $3 million ($2.6 million, net of transaction costs) and the assumption of Western Metal's debt by the buyer. The Company recognized a gain on the sale of $2.6 million for accounting purposes in fiscal 1996. As a result of the sale, the operating results of Western Metal for all periods presented have been reclassified as a discontinued operation in the consolidated financial statements.

SALE OF ACTAVA COMMON STOCK

     In October 1995, Triton consummated the sale in a block transaction of three million common shares of Actava owned by the Company pursuant to a registration statement on Form S-3. The proceeds of the sale amounted to approximately $49.5 million of which approximately $18 million was used to repay in full the outstanding loan balance that Triton owed Actava which was secured by a portion of the Actava common shares owned by Triton. Also in October 1995, Triton completed the sale of an additional 59,384 common shares of Actava to Grace, the holder at the time of such sale of approximately 6.9% of the Common Stock of Triton, for net cash proceeds of approximately $1 million. Triton's management believes that this transaction was on terms no less favorable than could have been received from an unaffiliated third party. Triton recognized an accounting gain on the sales of the Actava common shares of approximately $39.6 million after transaction expenses.

     The sale of the three million common shares of Actava was pursuant to an earlier agreement between Triton and Actava whereby Actava agreed to register three million of the common shares of Actava owned by Triton on a Form S-3 registration statement. Upon filing of the Form S-3 by Actava, Triton delivered to Actava proxies in blank executed by Triton covering all 4,413,598 common shares of Actava owned by Triton, which enabled Actava's proxy holders to vote these shares in favor of the proposed merger of Actava with Orion Pictures Corporation ("Orion"), MCEG Sterling Incorporated ("MCEG") and Metromedia International Telecommunications Inc. ("MITI"). In connection with this agreement, Triton further agreed to waive the provisions of its Amended and Restated Stockholder Agreement with Actava which previously required that the Board of Directors of Actava consist of nine members and entitled Triton to designate up to two Directors of Actava. Triton and Actava also agreed that the net proceeds of sales pursuant to the Form S-3 registration statement would be first used to repay in full all obligations of Triton to Actava under the Amended and Restated Loan Agreement.

     In November 1995, Actava completed its four-party merger with Orion, MITI and MCEG and renamed the newly combined company, Metromedia International Group, Inc. ("Metromedia"). Following the merger, the common shares of Metromedia began trading on the American Stock Exchange under the trading symbol MMG. In December 1995, Triton completed the distribution of the remaining 1,342,621 common shares of Metromedia owned by the Company to its stockholders as part of a special distribution.

DISTRIBUTION TO STOCKHOLDERS

     On November 1, 1995, the Board of Directors of the Company declared a special distribution of $1.57 in cash and .066 of a share of common stock of Metromedia for each outstanding share of Triton common stock. The special distribution was completed on December 8, 1995 to stockholders of record on November 17, 1995. Cash was paid in lieu of any fractional shares of Metromedia's common stock that would otherwise have been distributed in the special distribution. Based on the closing price of Metromedia's common stock on December 8, 1995 of $14.625 per share, the total value of the distribution on such date amounted to approximately $52 million, or $2.54 per share of Triton common stock.

FINANCIAL REORGANIZATION PURSUANT TO CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

     On October 19, 1992 ("Petition Date"), Triton and its former parent Intermark, Inc. ("Intermark" and together with Triton, the "Companies") filed separate voluntary petitions in the United States Bankruptcy Court (the "Bankruptcy Court") for the Southern District of California (San Diego) seeking protection under Chapter 11 of the U.S. Bankruptcy Code. The Chapter 11 proceedings were jointly administered by the Bankruptcy Court, while the Companies operated their businesses as debtors-in-possession, subject to Bankruptcy Court approval for certain transactions.

     On March 25, 1993, the Bankruptcy Court approved the Second Amended Disclosure Statement and Joint Plan of Reorganization (the "Joint Plan") which provided for the reorganization and continuation of the Companies through a conversion of a majority of the prepetition unsecured debt of the Companies, principally the subordinated notes and debentures discussed below, to common stock, and the extension of payments under the Companies' secured debt arrangements and certain other claims over a period of years. The Joint Plan was approved by the former creditors of Triton and Intermark and the former stockholders of Intermark in May 1993, was confirmed by the Bankruptcy Court on June 4, 1993 ("Confirmation Date") and became effective on June 25, 1993 (the "Effective Date"). The principal terms of the Joint Plan were as follows:

          (1) Triton and Intermark were merged into a single surviving entity, Triton Group Ltd.

          (2)  The unsecured debt of Triton and Intermark
               (approximately 95% of which was owed to holders of subordinated notes and debentures) was exchanged for new common stock of Triton.

          (3) The holders of the unsecured debt received 99% of the new Triton common stock, 87% to former Triton creditors and 12% to former Intermark creditors, and the remaining 1% was distributed to the former common and preferred stockholders of Intermark.

          (4) Secured debt totalling approximately $35 million was restructured and remained outstanding, with the majority of such debt to mature in April 1997. The restructured secured debt accrued interest at rates ranging from prime plus 2% to prime plus 2.5% and interest was payable monthly or quarterly.

          (5) Cash on hand, cash received from the operations of Triton's operating companies and/or cash received on the strategic sale of assets would be used to pay general and administrative expenses and make principal and interest payments on the restructured secured debt.

     In general, all pre-petition claims against Triton and Intermark have been discharged and have been accorded the treatment provided under the Joint Plan. The Company completed its distributions under the Joint Plan in December 1994.

NARRATIVE DESCRIPTION OF BUSINESS

     The Company currently does not consolidate any businesses but has unconsolidated real estate operations through 49%-owned Mission West.

     Mission West is a real estate company which presently owns and manages ten commercial projects, including an executive aircraft center and related leaseholds, two office projects and a multi-tenant industrial project in Carlsbad, California, two business center projects and an office plaza in San Diego, California, an office and industrial building in Riverside, California, and an office/distribution center in Chandler, Arizona. Mission West also has one undeveloped land parcel. Mission West completed its most recent development projects in 1991 and, since that time, the company has principally focused on managing its existing real estate properties. Mission West's shares are traded on the American Stock Exchange ("AMEX") and Pacific Stock Exchange ("PSE") under the trading symbol MSW. Mission West had 8 employees at March 31, 1996, none of whom is represented by a union.

     The real estate environment in which Mission West operates is very sensitive to general and local economic conditions. Real estate sales are generally dependent upon availability of financing at a reasonable cost. Competition among sellers of properties is based upon price, terms and the particular attributes of the properties. Real estate leasing is dependent on, among other things, absorption in the markets in which Mission West competes, rental rates, property amenities and professional management services. Mission West devotes a significant amount of its resources to renewing leases with existing tenants and/or replacing tenants that vacate at lease maturity (or sooner in the case of tenant business failures).

     Mission West continues to evaluate its future strategic course and intends to pursue all viable growth or other opportunities, which may include the sale or redeployment of certain assets currently held in the real estate portfolio. Mission West has no projects under development and none specifically planned. Three stabilized properties currently held have been reviewed as possible sale candidates; acquisition candidates would be considered in light of property sales or other available resources.


EMPLOYEES

     Triton had two employees at its corporate headquarters at March 31, 1996. Additionally, Triton's two senior executives, Michael M. Earley, Triton's President and Chief Executive Officer, and Mark G. Foletta, Triton's Senior Vice President and Chief Financial Officer, are providing services to Triton pursuant to month-to-month consulting arrangements. The services provided by these executives relate to the ongoing management of the business affairs of Triton and include (a) the review of alternatives to maximize the value of the remaining assets of Triton, (b) the management of the liabilities and contingent liabilities of Triton, (c) the direction of Triton's efforts to identify potential merger candidates and the due diligence efforts with respect to such candidates, and (d) the coordination of Triton's financial reporting responsibilities as a public company.


ITEM 2. PROPERTIES

     The Company currently leases approximately two thousand square feet of office space in San Diego, California which is believed to be suitable and adequate to support its operations.


ITEM 3. LEGAL PROCEEDINGS

     Triton is party to certain lawsuits arising out of its ordinary business activities. It is Management's opinion that the outcome of such litigation will not have a materially adverse effect on the Company's financial position or its results of operations.

     In March 1995, a number of the Company's stockholders commenced actions against the Company and its Board of Directors in the Chancery Court of the State of Delaware, entitled MOISE KATZ V. JOHN C. STISKA, ET AL. (C.A. No. 14132), MARVE CAMP V. JOHN C. STISKA, ET AL. (C.A. No. 14133), JOSEPH ZOIMEN V. JOHN C. STISKA, ET AL.) (C.A. No. 14134) and FORD V. STISKA, ET AL. (C.A. No. 14139), respectively. The claims of the plaintiffs in these four class action complaints were substantially similar, with each plaintiff alleging, among other things, that the Company's Board of Directors had breached its fiduciary and other common law duties by failing to exercise independent business judgment with respect to a tender offer by TAC, Inc. to acquire all of the outstanding stock of the

Company and by failing to take all necessary actions to maximize stockholder value for the stockholders' shares. These lawsuits were all dismissed without prejudice in January 1996.

     In May 1995, a stockholder of Ridgewood Properties, Inc. ("Ridgewood") commenced a derivative and class action lawsuit in Delaware Chancery Court against Ridgewood, its directors and the Company entitled STRASSBURGER V. EARLEY, ET AL. (C.A. No. 14267). The lawsuit attacks a transaction entered into in August 1994 in which Ridgewood purchased from the Company all of the Ridgewood common stock then owned by the Company (which consisted of approximately 75% of Ridgewood's then outstanding common stock) for $8 million in cash and newly-issued Ridgewood preferred stock with a face value of $3.6 million. The complaint alleges that such transaction constituted a corporate waste and a breach by the Company of its alleged duties of loyalty and good faith as a majority stockholder to Ridgewood's other stockholders. The complaint seeks a rescission of the transaction and other unspecified monetary
relief.   Triton intends to defend vigorously against this lawsuit.  It is the opinion of Management that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

THE CHAPTER 11 PROCEEDINGS

     As described previously, under "Item 1, Financial Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code," which information is incorporated herein by reference, the Company and its former parent, Intermark, each filed voluntary petitions for bankruptcy under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court on October 19, 1992. The following discussion is intended to illustrate certain aspects of the Company's Chapter 11 bankruptcy proceedings regarding the discharge of certain claims and debts, and is not a complete summary of such proceedings, the Bankruptcy Code or applicable case law.

     The Bankruptcy Court entered a bar date order establishing January 20, 1993, as the date by which claimants or interest holders were required to have filed a proof of claim or interest in the Bankruptcy Cases, setting forth the nature and amount of that claim or interest. Substantial claims were filed through the bar date in respect of the Debtors' bankruptcy estates. Generally, claims against Triton and Intermark fell into four categories: priority and administrative claims, secured claims, unsecured claims (including certain contingent or unliquidated claims) and equity claims.

     As a result of the confirmation and consummation of the Plan, pursuant to the Bankruptcy Code, in accordance with Section 1141(d) of the Bankruptcy Code, Triton has been discharged of and from each and every Debt (as the term "Debt" is defined in the Bankruptcy Code) and Claim (as such term is defined in the
Plan) that arose against Triton or Intermark before the Effective Date of the plan, including without limitation, any Debt and Claim of a kind specified in
Section 502(g) or 502(i) of the Bankruptcy Code, whether or not (i) a proof of claim based on such Debt or Claim was filed or deemed filed under Section 501 of the Bankruptcy Code, (ii) such Claim is allowed under Section 506 of the Bankruptcy Code, or (iii) the holder of such Claim has accepted the Plan. In general, all pre-petition claims against Triton and Intermark have been discharged and have been accorded the treatment provided under the Joint Plan.

ENVIRONMENTAL MATTERS RELATING TO CERTAIN OF TRITON'S FORMER DIVISIONS AND SUBSIDIARIES

     In the past, Triton, through certain divisions and wholly-owned subsidiaries, has owned and operated businesses that conducted operations that included the use, generation and disposal of hazardous waste and hazardous substances. Certain potential environmental liabilities exist associated with these former operations, including potential contamination at, or migrating from, certain properties historically owned or operated by these former divisions and subsidiaries. Triton also has limited contractual indemnification obligations relating to certain of these matters. With respect to these potential environmental liabilities, Triton believes that most of these liabilities were discharged in its bankruptcy proceedings. Historically, these environmental matters have not had a material adverse effect on Triton's financial condition and, although there can be no assurance, Triton management does not expect such matters to have a material adverse effect on Triton's financial condition in the future.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Registrant's security holders during the quarter ended March 31, 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDING MATTERS

  (A)  MARKET INFORMATION

       Triton's common stock and warrants are both listed on the American Stock Exchange (the "AMEX") using the trading symbols of "TGL" and "TGLW", respectively. The following table summarizes the high and low closing market prices as reported by the AMEX for Triton Common Stock and Triton Warrants, by quarter, for the two years ended March 31, 1996:

                              Market Price of Common Stock
                        ------------------------------------------
                              1996                     1995
                        -----------------         ----------------
Quarters Ended           High      Low             High     Low
--------------          ------   --------         ------   -------
  1st Quarter         $ 2-1/4  $  1-13/16        $ 1-5/8  $ 1-1/4
  2nd Quarter           3-1/8     2                2-1/8    1-5/16
  3rd Quarter           3-3/16       5/16(1)       1-7/8    1-3/8
  4th Quarter             9/16       3/8           2-1/8    1-5/16

                                 Market Price of Warrants
                        ------------------------------------------
                              1996                     1995
                        ---------------            ---------------
Quarters Ended           High     Low              High     Low
--------------          ------   ------           ------   -------
  1st Quarter         $    1/4  $  1/16          $  7/16  $ 5/16
  2nd Quarter              1/2     1/8             15/16    5/16
  3rd Quarter              9/16    1/8              5/8     1/2
  4th Quarter              1/4     1/8              1/2     3/16


     (1) Triton completed a substantial distribution to its stockholders on December 8, 1995 which was valued at that time at approximately $2.54 per share of common stock of the Company.

  (B)  HOLDERS

       At June 19, 1996, there were approximately 1,443 holders of record of the Registrant's common stock.

  (C)  DIVIDENDS

     The Registrant completed a special distribution to its stockholders on December 8, 1995 of $1.57 in cash and .066 of a share of common stock of Metromedia (formerly Actava) for each outstanding share of common stock of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                      Predecessor Company
                                                                   -------------------------
                                                      Nine         Three
                                      Years Ended     Months       Months      Years Ended
                                       March 31       Ended         Ended        March 31
                                  -----------------  March 31,     June 25,   ---------------
                                   1996      1995      1994         1993 (a)   1993     1992
                                  --------  -------   -------      -------    ------  -------
Statement of Operations Data:                     (in thousands, except share amounts)
                                                               ||
Revenues........................                       $6,633  || $ 1,735   $ 6,836  $ 19,355
Operating income (loss).........$(5,427)   $ (2,722)      421  ||    (312)   (3,381)  (18,649)
Income (loss) from continuing                                  ||
  operations.................... 25,072     (10,663)  (14,199) || (14,027)  (26,748) (153,455)
Income (loss) from discontinued                                ||
  operations....................  2,514     (13,604)     (961) ||  (1,134)  (14,355)  (18,902)
Extraordinary items.............                               || 177,903     4,622     4,304
Net income (loss)............... 27,586     (24,267)  (15,160) || 162,742   (36,481) (168,053)
                                                               ||
Per Share Data (b):                                            ||
 Income (loss) from continuing                                 ||
   operations...................   1.22        (.53)     (.71) ||
 Income (loss) from discontinued                               ||
   operations...................    .12        (.68)     (.05) ||
  Net income (loss).............  $1.34      $(1.21)    $(.76) ||
                                                               ||
Shares outstanding at year end.. 21,451      19,978    19,978  ||
Average shares, including                                      ||
 common stock equivalents....... 20,612      19,978    19,978  ||

                                   At March 31             At          At March 31
                           ---------------------------  June 25,   ------------------
                             1996     1995      1994     1993 (a)    1993      1992
                           -------- --------  --------  --------   --------  --------
Balance Sheet Data:                                              ||
Total assets (c).......... $14,883   $55,430  $182,181  $199,201 || $254,675  $325,210
Long-term debt (c)........     915    25,837    89,478    94,116 ||  104,852   351,737
Other liabilities.........   2,887     5,716     9,200    12,329 ||    7,227    25,285
Liabilities subject                                              ||
  to compromise...........                                       ||  235,541
Minority interest in                                             ||
  subsidiaries............                      13,209    13,612 ||   13,573    15,084
Stockholders' equity                                             ||
  (deficit)...............   9,935    17,806    41,895    57,715 || (161,461) (127,214)

(a) Financial data as of and for the three months ended June 25, 1993 gives effect to the consummation of the Joint Plan.

(b) Per share data for periods prior to June 25, 1993 is not presented because of the change in the capital structure on that date as a result of the consummation of the Joint Plan.

(c) The Company generally does not restate its consolidated balance sheet to remove the assets, liabilities, and minority interests of discontinued operations. Consequently, balance sheet data includes the assets and liabilities of Liquor Barn, Inc., National Airmotive, Ridgewood Properties and Western Metal prior to their respective dispositions. However, the consolidated balance sheet as of March 31, 1995 reflects the net assets and liabilities of National Airmotive as a single amount, despite the disposition date of June 2, 1995, because Triton entered into a contract to sell National Airmotive in March 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND CORPORATE DIRECTION

     When used in this discussion, the words "believe", "anticipated" and similar expresions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, as well as the Company's other periodic reports on Form 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

     Triton is an operating/holding company which has historically done business through a number of operating subsidiaries in various industries. Triton emerged from Chapter 11 bankruptcy proceedings in June 1993 with operating control of six subsidiaries and a significant equity interest in a seventh company. The Company announced in August 1993 a plan to realize value for its stockholders over a relatively short period of time in the form of either cash or securities which, in the opinion of Management, would be liquid and fairly valued given the underlying assets. Refer to the Business Developments section below which details the progress that the Company has made toward its goal since the emergence from Chapter 11 in 1993. At March 31, 1996, Triton owned 49% of Mission West, had $7.9 million of cash and held certain other assets and liabilities. Triton announced in December 1995 that it had retained an investment banking firm to assist the Company in developing and evaluating proposals for potential acquirors, acquisition candidates or merger partners. The Company is actively pursuing alternatives to realize value for its remaining investments and other assets. Due to uncertainty surrounding the timing of such realization, the accompanying consolidated financial statements have been prepared on a going concern basis assuming continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.


FINANCIAL REORGANIZATION AND BASIS FOR PREPARATION OF FINANCIAL STATEMENTS

     As a result of the financial reorganization completed by the Company in June 1993, Triton's consolidated financial statements have been prepared utilizing the principles outlined in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7") issued in November 1990 by the American Institute of Certified Public Accountants. Under the provisions of SOP 90-7, Triton was required to adopt fresh start reporting as of June 25, 1993, the Effective Date of the Joint Plan of Reorganization, since the reorganization value (approximate fair value of the net assets at the Effective Date) was less than the total of all prepetition liabilities and the former stockholders of the Predecessor Company received less than 50% of the voting shares of the emerged entity. Accordingly, the financial statements of Triton subsequent to the Effective Date reflect the effects of the forgiveness of debt resulting from the confirmation of the Joint Plan and the effects of the adjustments to restate assets and liabilities of Triton to fair value pursuant to SOP 90-7. The Predecessor Company had already ceased accruing interest on its unsecured debt as of the Petition Date.

     The accumulated deficit of the Predecessor Company was eliminated and the Company's capital structure was recast in conformity with the Joint Plan. The consolidated financial statements subsequent to the Effective Date represent the results and financial position of Reorganized Triton which, in effect, is a new entity for financial reporting purposes with assets, liabilities, capital structure, cash flows and operating results that are not comparable with prior periods. Accordingly, in the accompanying consolidated financial statements, the results of Triton have been segregated from the results of the Predecessor Company by a solid double line to reflect the significant change in reporting entity.

     Despite the change in reporting entity, the reorganization had no effect on the financial reporting of the Company's remaining operating subsidiaries at that time. The operating subsidiaries were not a part of the Chapter 11 proceedings and their operations, financial position and capital structures were unaffected by the reorganization.

                              BUSINESS DEVELOPMENTS

     During the three fiscal years ended March 31, 1996 the following corporate changes or significant events took place:


FISCAL 1994
     -    The Company emerged from Chapter 11 as Triton Group Ltd. on June 25,
          1993.

     - National Airmotive amended its credit facility and repaid $7.1 million of intercompany debt to Triton, the majority of which was used to reduce holding company level debt.

     - Triton, along with Liquor Barn, Inc.'s ("Liquor Barn's") management and Liquor Barn's Creditors Committee, determined that an orderly liquidation of Liquor Barn's assets was in the best interest of all of that company's creditors. Liquor Barn's bankruptcy plan was confirmed in May 1994.

     - Triton sold its remaining interest in WSI Holdings, Inc. ("Western Sizzlin") for $400,000.

     - Triton liquidated certain miscellaneous assets generating cash of approximately $2.8 million.

FISCAL 1995
     - Ridgewood completed the sale of certain of its real estate holdings including two apartment buildings for $4.1 million in March 1994 and its entire portfolio of mobile home parks and inventory for approximately $15 million in June 1994.

     - Triton sold its interest in Ridgewood to Ridgewood for consideration consisting of $8 million cash and 450,000 shares of newly issued Ridgewood preferred stock with a face value of $3.6 million.

     - Triton entered into an agreement to sell its entire ownership interest in National Airmotive in March 1995. In June 1995, the Company completed the sale of National Airmotive for cash proceeds of $11.3 million and the assumption of National Airmotive's debt by the buyer.

     - Actava, then 25.5% owned by Triton, completed the sale of its interest in Qualex and exchanged its interest in its four sporting goods subsidiaries to Roadmaster Industries, a NYSE sporting goods company, for 39% of the outstanding shares of Roadmaster.

     - Actava signed a definitive agreement to merge with Orion, Sterling and MITI, with the combined new company to be called Metromedia International Group, Inc. The merger was subject to successful refinancing of the Orion debt, Actava and Orion stockholder approval, and other customary approvals and conditions.

     - Triton delivered 100,000 shares of common stock of Mission West to Mission West in exchange for a revised lease agreement for the facility leased by Mission West to the Company's then wholly owned subsidiary, Western Metal. This event caused Triton's ownership in Mission West to decline to 49.4%, below the required level for consolidation in Triton's consolidated financial statements.

FISCAL 1996
     - Triton completed the sale of its entire equity interest in Western Metal for net cash proceeds of $2.6 million and the assumption of Western Metal's debt by the buyer.

     - Triton consummated the sale of 3.1 million shares of Actava for net cash proceeds of approximately $49.5 million, $18 million of which was used to repay the balance of its secured indebtedness to Actava.

     - Triton received $2.5 million in cash in an initial distribution pursuant to Liquor Barn's bankruptcy plan of liquidation.

     - Actava completed its merger with Orion, Sterling and MITI and the combined entity was renamed Metromedia International Group, Inc.

     - Triton completed a special distribution to its stockholders consisting of $1.57 in cash and .066 of a share of common stock of Metromedia for each outstanding share of Triton common stock. The value of the distribution at that time was $2.54 per Triton common share.

     - Triton announced that it had retained an investment banking firm to assist the Company in developing and evaluating proposals for potential acquirors, acquisition candidates or merger partners.


     As a result of the Liquor Barn bankruptcy liquidation plan, and the sales of Ridgewood, National Airmotive and Western Metal, the operations of Liquor Barn, Ridgewood, National Airmotive and Western Metal have been classified as discontinued operations in the consolidated statements of operations and cash flows for all periods presented prior to their respective sale dates in the accompanying consolidated financial statements.



                         LIQUIDITY AND CAPITAL RESOURCES


     The Company's assets consist of cash and its remaining investments and other assets. At March 31, 1996, Triton held cash and cash equivalents of $7.9 million.

     Triton's only remaining subsidiary is 49%-owned Mission West, whose common shares are publicly traded on the AMEX. At March 31, 1996, Mission West had a total market capitalization of approximately $7 million and the common stock of Mission West owned by Triton based on the closing prices for such stock as of such date, had a market value of $3.5 million. On June 24, 1996, the common shares of Mission West owned by Triton based on the closing prices for such stock as of such date, had a quoted market value of $4.6 million. Triton's ability to realize this value on a short-term basis is limited by, among other things, market conditions and securities law restrictions.

     The Company also has certain other assets, including claims in the Liquor Barn Chapter 11 proceedings, an interest in Ridgewood Series A preferred stock and an investment in an insurance captive. Triton has valued its remaining Liquor Barn claims at $.5 million and expects to realize this value in calendar 1996.

     Triton's interest in the Ridgewood preferred stock has a face value of $3.6 million (450,000 shares with a redemption price of $8 per share) and is carried in the Company's consolidated financial statements at a value of $2 million. Triton receives a quarterly dividend of $45,000 on this investment and the preferred stock is redeemable at any time by Ridgewood at its face value plus accrued dividends. If the stock is not redeemed by Ridgewood by August 1996, Triton may either elect to receive an increased quarterly dividend of $90,000 or to convert the preferred stock into 1,350,000 Ridgewood common shares, which would represent approximately 55% of the Ridgewood common shares outstanding, or 41% fully diluted.

       Prior to 1993, La Jolla Insurance Co. Ltd. ("La Jolla"), provided certain insurance coverage for its parent corporation and Triton's predecessor, Intermark, and certain of Intermark's subsidiaries, including workers' compensation and D&O insurance. In October 1992, Triton and Intermark filed for reorganization under Chapter 11 of the United States Bankruptcy Code. At that time, the total liabilities of La Jolla (including reserves established for the risks inherent in these policies) exceeded its assets by approximately $0.5 million. As a result of the La Jolla insolvency and the Chapter 11 filings of Triton and Intermark, La Jolla was placed into a voluntary liquidation proceeding in Bermuda to be managed by a liquidator for the benefit of its creditors, and therefore was deconsolidated from Triton's consolidated financial statements. In 1993, the remaining risks under the workers' compensation policies were reinsured with a commercial insurance carrier and the only remaining policy was a $3 million D&O insurance policy which expired in April
1993.    At March 31, 1996 and 1995 Triton's investment in La Jolla is carried at no value in the consolidated balance sheet.

     At March 31, 1996, La Jolla had assets of approximately $3.3 million and statutory reserves totalling $3 million. As a result of the current solvent financial position of La Jolla, the Company is in the process of removing the captive from the liquidation proceedings. Upon termination of the liquidation proceedings, the assets of La Jolla would be available to Triton, subject to any remaining statutory reserves. Management is currently pursuing alternatives to maximize the value of the net assets of La Jolla.

     Triton's current quarterly cash requirements include approximately $.3 million of corporate level general and administrative expenses, which is partially offset by quarterly investment earnings of approximately $.1 million. Triton no longer has any secured debt but has certain prepetition tax liabilities totalling approximately $1.3 million which the Company is paying in semi-annual principal and interest installments through June 1998. This amount accrues interest at prime plus 1%. Management believes that its current financial resources are sufficient to cover its operating requirements. Triton does not have any material capital requirements or other commitments for capital in the next year.

     Mission West finances its own operations and debt covenants impose restrictions on the transfer of funds to Triton. Triton does not guarantee any of Mission West's debt.

                              RESULTS OF OPERATIONS

     BUSINESS SEGMENTS. The Company no longer operates in any business segments; however, the Company had consolidated real estate operations prior to fiscal 1995 and had various unconsolidated operations during the three years ended March 31, 1996. A business description of Triton's operations is included in Item 1.

REAL ESTATE

     As a result of the sale of Ridgewood in August 1994, the operating results of Ridgewood have been reclassified as a discontinued operation for all periods presented. Additionally, Triton's interest in Mission West declined to 49.4% in 1995, and accordingly, Mission West has been reflected as an equity investment in the consolidated financial statements effective as of the beginning of 1995. Accordingly, the operating results of the Real Estate segment included in the consolidated results of operations include only the operating results of Mission West for the year ended March 31, 1994.

     Revenues of Mission West consist primarily of rental income as Mission West had no property sales in either 1993 or 1994. Mission West's revenues in 1994 of $8.4 million compared to revenues of $6.8 million in the prior year due primarily to a litigation settlement of $1.5 million in 1994, which was recorded as revenue, relating to a property sold by Mission West in 1986. Mission West's operating profit improved to $2.6 million in 1994 from $1.6 million in 1993 primarily due to the litigation settlement discussed above.


EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

ACTAVA

     Prior to the sale of 3.1 million shares of Actava in October 1995, Triton recorded the results of Actava on a three-month delayed basis such that Actava's calendar year results were recorded within Triton's fiscal year which ends on March 31. Equity losses from Actava amounted to $11.2 million in fiscal year 1994, $7.1 million in fiscal 1995, and $12.1 million in 1996, which included Triton's share of Actava's results through September 1995. Actava's loss in calendar 1993 reflected operating losses at Actava's Snapper Power Equipment Division ("Snapper") and to a lesser extent reduced operating profits at the sporting goods group of companies. Actava attributed the Snapper losses to manufacturing problems associated with newly introduced products as well as increased product related expenses such as warranty. Actava attributed the reduced operating earnings at the sporting goods companies to Diversified Products, acquired by Actava in June 1993, which recorded losses for the period due to a cautious retail environment as well as production problems caused by the late delivery of certain product components. The improvement in Actava's calendar 1994 results, recorded by Triton in fiscal 1995, reflects reduced operating losses at Snapper resulting from higher sales volume, a change in product mix and improved manufacturing costs.

     The increased losses recorded by Actava during the nine months ended September 30, 1995, recorded by Triton in fiscal 1996, were attributed to reduced operating profits at Snapper due to reduced sales caused by the continuance of a dealer direct sales program which resulted in repurchases of certain finished goods inventory from Snapper's distributors. The losses were also attributed to increased selling and administrative expenses at Snapper and the elimination of the operating profit of the sporting goods companies sold in December 1994.

MISSION WEST

     Mission West's operating results were fully consolidated in Triton's consolidated statement of operations prior to fiscal 1995. Effective as of the beginning of fiscal 1995, Triton has reflected its investment in Mission West as an equity investment and the Company recorded equity in earnings from Mission West of $154,000 in 1995 and $51,000 in 1996.

WESTERN SIZZLIN

     Prior to 1993, Triton owned 67% of Western Sizzlin, a franchisor of steak restaurants, and Western Sizzlin's results were consolidated in Triton's consolidated financial statements. Western Sizzlin filed a Chapter 11 petition in October 1992 and Triton determined that its ownership level in the reorganized entity would likely fall below 50%. Accordingly, Triton's interest in Western Sizzlin was reflected as an equity investment as of the beginning of fiscal 1993. Prior to Triton's sale of Western Sizzlin in 1994, Triton recorded equity in earnings from Western Sizzlin of approximately $.3 million.


CONSOLIDATED OPERATIONS

     THREE MONTHS ENDED JUNE 25, 1993. Revenues for the three months ended June 25, 1993 of $1.7 million were level with revenues for the same period in the prior year. The consolidated operating loss of $.3 million for the three months ended June 25, 1993 compared to an operating loss of $1.4 million in the prior year, reflecting primarily reduced corporate level general and administrative expenses in 1993.

     The consolidated loss from continuing operations of $14 million for the three-month period ended June 25, 1993 compared to a loss of $8.6 million for the same period in the prior year. The 1993 three-month period included $10.7 million of reorganization costs, $1.5 million of increased equity losses from Actava and a $1.8 million reduction in investment and other income. Partially offsetting these reductions were the improved operating results of $1.1 million discussed above, a $6.8 million reduction in interest expense, principally due to the curtailment of interest accruing on the Companies' subordinated debentures subsequent to the date of the Chapter 11 petitions, and improved equity earnings of Western Sizzlin of $.7 million.

     Net income of $162.7 million for the three-month period ended June 25, 1993 compared to a net loss of $5.1 million for the same period in the prior year. The 1993 three-month period included an extraordinary gain of $178 million associated with the conversion of substantially all of the unsecured debt of the Predecessor Company to equity pursuant to the Joint Plan. The same period in the prior year included a $4.6 million extraordinary gain associated with the repurchase of subordinated debentures at prices below the face amount of the debt. The three-month period ended June 25, 1993 included a $1.1 million loss from discontinued operations, reflecting the combined operating results of Liquor Barn, National Airmotive, Ridgewood and Western Metal, which was level with the loss from discontinued operations for the same period in the prior year.

     NINE MONTHS ENDED MARCH 31, 1994. Revenues for the nine-month period ended March 31, 1994 improved by $1.5 million over the same period in the prior year, as a result of improved revenues at Mission West.

     Consolidated operating income of $.4 million for the nine-month period ended March 31, 1994 compared to an operating loss of $2 million for the same period in the prior year. The improved results reflected a $1.1 million operating improvement at Mission West and a $1.3 million reduction in net corporate expenses.

     The loss from continuing operations for the nine-month period ended
March 31, 1994 amounted to $14.2 million compared to a loss of $18.1 million for the same period in the prior year. In addition to the $2.4 million improvement in operating results discussed above, other favorable fluctuations resulted from the reorganization and included an $8.2 million reduction in interest expense due to the elimination of interest on the subordinated debt of the Predecessor Company and the fact that the corresponding 1993 period included $18.3 million of reorganization costs. Partially offsetting these improvements were increased equity losses from Actava of $12.6 million and a reduced income tax benefit of $12.4 million.

     The net loss for the nine-month period ended March 31, 1994 of $15.2 million compared to a net loss for the same period in the prior year of $31.4 million. The nine-month period ended March 31, 1994 included a loss from discontinued operations of $1 million reflecting the combined operating results of National Airmotive, Ridgewood and Western Metal. The comparable period in fiscal 1993 included $13.2 million of losses from discontinued operations reflecting the combined losses of Liquor Barn, Ridgewood and Western Metal offset by the earnings of National Airmotive.

     YEAR ENDED MARCH 31, 1995. The consolidated operating loss of $2.7 million in fiscal 1995 compared to breakeven results in the comparable period in the prior year. The fiscal 1995 loss reflects primarily the deconsolidation of the operating results of Mission West at the beginning of fiscal 1995 which generated operating earnings of $2.6 million in the comparable prior year period.

     The loss from continuing operations of $10.7 million in fiscal 1995 compared to a loss in the comparable prior year period of $28.2 million. The significant reduction in the loss from continuing operations as compared to the prior year, despite the $2.7 million increased operating loss discussed above, is a result of several factors including $10.7 million of reorganization costs recorded in the prior year, reduced equity losses of Actava of $4.1 million in fiscal 1995, reduced interest expense of $3.7 million and reduced combined other expenses of approximately $1.7 million. The reduction in interest expense reflects primarily the deconsolidation of Mission West's operating results in fiscal 1995.

     The fiscal 1995 net loss of $24.3 million compared to net income of $147.6 million in the comparable prior year period. The prior year included an extraordinary gain of $178 million associated with the conversion of substantially all of the unsecured debt of the Predecessor Company to equity pursuant to the Joint Plan. Fiscal 1995 included a loss from discontinued operations of $13.6 million, reflecting primarily the loss on the sale of National Airmotive. The comparable prior year period included a loss from discontinued operations of $2.1 million reflecting the combined operating results of National Airmotive, Ridgewood, Liquor Barn and Western Metal.

     YEAR ENDED MARCH 31, 1996. The operating loss in fiscal 1996 of $5.4 million compares to an operating loss of $2.7 million in the prior year. In both years the losses consist solely of corporate level expenses. The increased current year expenses include $1.8 million of bonuses and severance payments and $1.4 million ($.7 million of which was non-cash) of stock option and warrant compensation. Effective January 2, 1996 the Executive Officers of the Company were terminated as employees. Two of the three Executives terminated in January are continuing to provide services to Triton on a consulting basis. In connection with their terminations, the Executives received one-year severance payments pursuant to employment agreements with the Company. The stock option and warrant compensation was recognized in connection with the participation in the special distribution to stockholders in December 1995 of the Executive Officers, Directors and certain financial consultants who held options and warrants to purchase common stock of the Company. Partially offsetting the non-recurring expenses described above was a $.5 million reduction in the recurring corporate level expenses.

     The income from continuing operations in fiscal 1996 of $25.1 million compared to a loss of $10.7 million in the prior year. The improvement in the current year, despite the increased operating expenses of $2.7 million described above, reflects a $39.6 million gain on the sale of 3.1 million common shares of Actava, a $1.2 million reduction in interest expense due to the repayment of the majority of the secured debt in October 1995 and a $3.1 million improvement in interest, dividends and other income. The increase in other income reflects primarily the effect of a binding arbitration award received by the Company in connection with a litigation matter combined with the adjustment of certain reserves based upon revised estimates of certain contingencies. Partially offsetting these improvements were increased equity losses of Actava of $5 million recorded by Triton prior to the sale of the 3.1 million common shares of Actava in October 1995 and a $.4 million reduction in the income tax benefit.

     Net income in the current year of $27.6 million compared to a net loss of $24.3 million in the prior year. The current year included income from discontinued operations of $2.5 million reflecting principally the gain on the sale of Western Metal. The prior year included a loss from discontinued operations of $13.6 million reflecting primarily the loss on the sale of National Airmotive.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Triton Group, Ltd.

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)
(1) and (2 i) on page 62 present fairly, in all material respects, the financial position of Triton Group Ltd. and its subsidiaries (the Company) at March 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended March 31, 1996 and 1995, and the nine months ended March 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Actava Group Inc., (Actava) in which the Company had a 25.5% interest as of March 31, 1995. Actava's financial statements as of and for the years ended December 31, 1994 and 1993, were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts reported by Actava, before adjustment for the determination of the Company's share of Actava's net loss for the year ended December 31, 1994 and for the nine months ended December 31, 1993, is based solely on the report of the other auditors. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 10 to the financial statements, on June 4, 1993 the United States Bankruptcy Court for the Southern District of California confirmed the Company's Plan of Reorganization (the "Plan"). Confirmation of the Plan resulted in the discharge of all claims against the Company that arose before October 19, 1992 and substantially alters all rights and interests of equity and debt security holders as provided for in the Plan. The Plan was substantially consummated on June 25, 1993 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start reporting as of June 25, 1993.





PRICE WATERHOUSE LLP
San Diego, California
May 23, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Triton Group, Ltd.

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)
(1) and (2 i) on page 62 present fairly, in all material respects, the results of operations and cash flows of Triton Group Ltd. and its subsidiaries (the Company) for the three months ended June 25, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Actava Group Inc., (Actava) in which the Company had a 25.0% interest as of June 25, 1993. Actava's financial statements as of and for the year ended December 31, 1993 were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts reported by Actava, before adjustment for the determination of the Company's share of Actava's net loss for the three months ended June 25, 1993, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 10, on October 19, 1992 the Company filed a petition with the United States Bankruptcy Court for the Southern District of California for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company's Plan of Reorganization was substantially consummated on June 25, 1993 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start reporting.





PRICE WATERHOUSE LLP
San Diego, California
June 27, 1994

                                TRITON GROUP LTD.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                         At March 31
                                                     ------------------
                                                       1996      1995
ASSETS                                               --------  --------
Current assets:
  Cash and cash equivalents.........................   $7,934      $974
  Accounts receivable, less allowance for doubtful
    accounts:  1995-$386............................              4,273
  Inventories.......................................              2,622
  Federal income taxes receivable...................    1,100
  Net assets of discontinued operation..............             11,135
  Other current assets..............................      248       214
                                                     --------  --------
       Total current assets.........................    9,282    19,218

Property, plant and equipment, net..................                839
Investments in unconsolidated subsidiaries:
   The Actava Group.................................             26,456
   Mission West Properties..........................    2,973     2,929
Other...............................................    2,628     5,988
                                                     --------  --------
                                                      $14,883   $55,430
                                                     ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt:
    Note payable to The Actava Group................             $5,000
    Other...........................................     $915     4,134
  State income taxes payable........................      700
  Accrued liabilities...............................      446     6,071
                                                     --------  --------
       Total current liabilities....................    2,061    15,205
                                                     --------  --------
Long-term debt:
  Note payable to The Actava Group..................             15,476
  Other.............................................              1,227
Other liabilities...................................    2,887     5,716

Commitments and contingencies (Note 6)..............

Stockholders' equity:
  Common stock, $.0001 par value
    Shares issued and outstanding:
    1996 - 21,451, 1995 - 19,978....................        2         2
  Additional paid-in capital........................   21,774    57,231
  Accumulated deficit...............................  (11,841)  (39,427)
                                                     --------  --------
     Total stockholders' equity                         9,935    17,806
                                                     --------  --------
                                                      $14,883   $55,430
                                                     ========  ========

See notes to consolidated financial statements.

                                TRITON GROUP LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              Predecessor
                                                                                Company
                                                                                -------
                                                                      Nine       Three
                                                                     Months      Months
                                              Years Ended March 31    Ended      Ended
                                              -------------------   March 31,   June 25,
                                                1996       1995       1994        1993
                                              ---------  --------    ------ ||  -------
Revenues:                                                                   ||
  Real estate sales and rental revenues.......                      $6,633  ||   $1,735
                                                                            ||
Costs and expenses:                                                         ||
  Cost of real estate sales and                                             ||
    real estate operations....................                       3,225  ||      959
  General and administrative expenses.........   $4,043   $2,722     2,987  ||    1,088
  Stock option and warrant compensation.......    1,384                     ||
                                                -------  -------    ------  ||   ------
                                                  5,427    2,722     6,212  ||    2,047
                                                -------  -------    ------  ||   ------
Operating income (loss)                          (5,427)  (2,722)      421  ||     (312)
                                                                            ||
Other income (expenses):                                                    ||
  Interest expense:                                                         ||
    The Actava Group..........................   (1,252)  (2,434)   (1,729) ||     (789)
    Other.....................................     (337)    (362)   (2,908) ||   (1,046)
  Equity in earnings (losses):                                              ||
    The Actava Group..........................  (12,106)  (7,083)   (9,173) ||   (2,016)
    Mission West Properties...................       51      154            ||
    Western Sizzlin...........................                         217  ||      105
  Interest, dividends and other...............    3,905      272        99  ||      598
  Gain on the sale of The Actava Group........   39,603                     ||
  Provision for impairment in value of assets.     (500)            (1,500) ||
  Reorganization costs........................                              ||  (10,736)
                                                -------  -------    ------  ||   ------
Income (loss) before income taxes and                                       ||
  minority interest...........................   23,937  (12,175)  (14,573) ||  (14,196)
Income tax benefit............................    1,135    1,512       668  ||       80
Minority interest.............................                        (294) ||       89
                                                -------  -------    ------  ||   ------
Income (loss) from continuing operations......   25,072  (10,663)  (14,199) ||  (14,027)
Income (loss) from discontinued operations....    2,514  (13,604)     (961) ||   (1,134)
                                                -------  -------    ------  ||   ------
Income (loss) before extraordinary item.......   27,586  (24,267)  (15,160) ||  (15,161)
Extraordinary credit..........................                              ||  177,903
                                                -------  -------    ------  ||   ------
Net income (loss).............................  $27,586 $(24,267) $(15,160) || $162,742
                                                =======  =======    ======  ||  =======
Per share:
  Income (loss) from continuing operations....    $1.22   $ (.53)    $(.71)
  Discontinued operations.....................      .12     (.68)     (.05)
                                                -------   -------   ------
     Net income (loss)........................    $1.34   $(1.21)    $(.76)
                                                =======   =======   ======


See notes to consolidated financial statements.

                                TRITON GROUP LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (IN THOUSANDS)


                                                                                 Predecessor
                                                                                   Company
                                                                                   --------
                                                                          Nine      Three
                                                                         Months     Months
                                                 Years Ended March 31    Ended      Ended
                                                 --------------------   March 31,   June 23,
                                                   1996        1995       1994       1993
                                                 --------    --------   --------   --------
Cash flows from operating activities:                                            ||
  Net income (loss) ............................  $27,586    $(24,267)  $(15,160)||$162,742
  Adjustments to reconcile net income (loss)                                     ||
   to net cash flows from operating activities:                                  ||
    Gain on extinguishment of debt..............                                 ||(177,903)
    Depreciation and amortization...............       11          11      1,185 ||     477
    Reorganization items........................                                 ||  10,736
    Equity in losses............................   12,055       6,929      8,956 ||   1,911
    Stock options and warrant compensation......      678                        ||
    Deferred income taxes.......................                          (1,225)||
    Minority interest...........................                             294 ||     (89)
    (Gain) loss on sale of subsidiaries,                                         ||
      investees and property....................  (42,117)     13,547       (469)||
    Provision for impairment in value of assets.      500                  1,500 ||
    (Increase) decrease in accounts receivable                                   ||
      and other current assets..................      155        (193)     1,209 ||     723
    Increase (decrease) in accounts                                              ||
      payable and accrued liabilities...........   (3,493)     (1,584)    (2,705)||   3,112
    Changes in other assets and other, net......   (1,020)         17        803 ||     279
    Dividends received from The Actava Group....                           1,184 ||
    Discontinued operations.....................      (36)     (1,923)       976 ||   7,943
                                                 --------    --------   -------- ||--------
      Net cash provided (used) by                                                ||
        operating activities....................   (5,681)     (7,463)    (3,452)||   9,931
                                                 --------    --------   -------- ||--------
Cash flows from investing activities:                                            ||
  Capital expenditures..........................                   (9)       (15)||
  Proceeds from the sale of operating                                            ||
    subsidiaries................................   63,295       8,042            ||
  Purchase of The Actava Group common stock.....                            (613)||
  Sale of other assets..........................    2,463         487      1,240 ||
  Sale (purchase) of investment securities, net.                           2,849 ||     (84)
  Cash decrease from deconsolidation of                                          ||
    subsidiaries................................       (2)     (2,161)           ||
  Discontinued operations.......................               (2,871)    (1,143)||  (1,036)
                                                 --------    --------   -------- ||--------
      Net cash provided (used) by investing                                      ||
        activities..............................   65,756       3,488      2,318 ||  (1,120)
                                                 --------    --------   -------- ||--------

(Continued)

                                TRITON GROUP LTD.
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)

                                                                                   Predecessor
                                                                                    Company
                                                                                   ---------
                                                                          Nine       Three
                                                                          Months     Months
                                                Years Ended March 31      Ended      Ended
                                                ---------------------    March 31,  June 23,
                                                   1996        1995        1994       1993
                                                ---------    --------    --------   --------

Cash flows from financing activities:                                            ||
  Repayment of long-term debt:                                                   ||
    The Actava Group............................  (20,476)     (5,000)    (6,250)||
    Other.......................................   (1,043)       (489)    (2,728)||    (197)
  Cash distribution to stockholders.............  (31,596)                       ||
  Discontinued operations.......................                2,712      4,724 || (10,275)
                                                 --------    --------   -------- ||--------
      Net cash used by financing activities.....  (53,115)     (2,777)    (4,254)|| (10,472)
                                                 --------    --------    --------||--------
Change in cash and cash equivalents.............    6,960      (6,752)    (5,388)||  (1,661)
Cash and cash equivalents                                                        ||
   at beginning of period.......................      974       7,726     13,114 ||  14,775
                                                 --------    --------   -------- ||--------
Cash and cash equivalents at end of period......   $7,934        $974     $7,726 || $13,114
                                                 ========    ========   ======== ||========
                                                                                 ||
Supplemental disclosure of cash flow information:                                ||
                                                                                 ||
   Interest payments............................  $(1,564)    $(3,033)   $(4,922)||   $(730)
   Income tax (payments) refunds................   (1,457)       (326)       427 ||     (34)
                                                                                 ||
Non-cash financing activity:                                                     ||
                                                                                 ||
   Distribution of common shares of                                              ||
    The Actava Group to stockholders............  $19,636                        ||


See notes to consolidated financial statements.

                                TRITON GROUP LTD.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Retained
                                                                                            Earnings     Unrealized
                                                    Common Stock                            (Accumu-       Gain on
                                Preferred       ---------------------         Paid-in         lated        Invest-
                                  Stock         Shares         Amount         Capital       Deficit)        ments           Total
------------------------------------------------------------------------------------------------------------------------------------
PREDECESSOR COMPANY:
 BALANCE AT MARCH 31, 1993.       $2,709         15,018        $15,018        $88,157      $(267,345)                    $(161,461)

Subsidiary equity
  transactions and other...                                                      (704)                                        (704)
Net income.................                                                                  162,742                       162,742
Elimination of old stock-
  holders' interest........       (2,709)       (15,018)       (15,018)       (87,453)       104,603                          (577)
Issuance of new shares.....                      19,978              2         57,713                                       57,715
                                  ------        -------        -------         ------        -------                       -------
SUCCESSOR COMPANY:
 BALANCE AT JUNE 25, 1993..                      19,978              2         57,713                                       57,715

Subsidiary equity
  transactions and other...                                                      (660)                                        (660)
Net loss...................                                                                  (15,160)                      (15,160)
                                                -------        -------         ------        -------                       -------
 BALANCE AT MARCH 31, 1994.                      19,978              2         57,053        (15,160)                       41,895

Subsidiary equity
  transactions and other...                                                       178                                          178
Net loss...................                                                                  (24,267)                      (24,267)
                                                -------        -------        -------        -------                       -------
 BALANCE AT MARCH 31, 1995.                      19,978              2         57,231        (39,427)                       17,806

Exercise of stock options
  and warrants.............                       1,473
Subsidiary equity
  transactions and other...                                                       657                                          657
Unrealized gain on
  investments..............                                                                                  15,152         15,152
Distribution to stockholders                                                  (36,114)                      (15,152)       (51,266)
Net income.................                                                                   27,586                        27,586
                                                -------        -------        -------        -------         ------        -------
 BALANCE AT MARCH 31, 1996.                      21,451             $2        $21,774       $(11,841)                       $9,935
                                                =======        =======        =======        =======         ======        =======


See notes to consolidated financial statements.

                               TRITON GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REPORTING ENTITY, BASIS OF PRESENTATION AND CONSOLIDATION: The consolidated financial statements include the accounts of Triton Group Ltd. ("Triton") and all majority owned subsidiaries (referred to collectively herein as "the Company" unless the context requires otherwise). Investments in 20% to 50%- owned companies are accounted for using the equity method. All companies owned greater than 20% are referred to as the "Operating Subsidiaries". Businesses sold are classified as discontinued operations in the consolidated statement of operations and the consolidated statement of cash flows for all periods presented. Additionally, the consolidated balance sheet at March 31, 1995 reflects National Airmotive Corporation as a discontinued operation because Triton entered into a contract to sell National Airmotive in March 1995 and completed the sale on June 2, 1995. Significant intercompany accounts and transactions are eliminated.

     In August 1993, the Company announced a corporate strategy to return value to its new stockholders, in the form of cash and/or liquid securities over a relatively short period of time. During 1994, 1995 and 1996 several transactions and events have occurred (see Notes 2 and 3) consistent with this strategy. Triton's remaining holdings as of March 31, 1996 consisted of a 49.4% interest in Mission West Properties, $7.9 million of cash and certain other non-operating assets. The Company is actively pursuing alternatives to realize value for its remaining assets. Due to uncertainty surrounding the timing of such realization, the consolidated financial statements have been prepared on a going concern basis assuming continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business.

     On December 11, 1995, Triton announced that it had retained an investment banking firm to assist the Company in developing and evaluating proposals for potential acquirors, acquisition candidates or merger partners.

     The following are the Operating Subsidiaries as of and during the three years ended March 31, 1996:
                                                Ownership       Date of
Operating Subsidiary                            Percentage (A)  Disposition
--------------------                            ----------      -----------

The Actava Group Inc. ("Actava")                       26%     December 1995
Mission West Properties ("Mission West")               49%(B)         -
Western Metal Lath ("Western Metal")                  100%     November 1995
National Airmotive Corporation
  ("National Airmotive")                              100%       June 1995
Ridgewood Properties, Inc. ("Ridgewood")               74%      August 1994
Liquor Barn, Inc. ("Liquor Barn")                      75%      May 1994 (C)
WSI Holdings Corp. ("Western Sizzlin")                 66%      October 1993

(A)  At March 31, 1996 or prior to disposition.
(B)  Ownership percentage was 53% prior to February 1995 (see Note 4).
(C)  Date Liquor Barn bankruptcy plan was confirmed.

REORGANIZATION PROCEEDINGS: On October 19, 1992, Triton and its former parent, Intermark, Inc. ("Intermark" and together the "Companies") filed separate voluntary petitions in the United States Bankruptcy Court (the "Bankruptcy Court") for the Southern District of California (San Diego) seeking protection under Chapter 11 of the U.S. Bankruptcy Code. The Chapter 11 proceedings were jointly administered by the Bankruptcy Court, while the Companies operated their businesses as debtors-in-possession, subject to Bankruptcy Court approval for certain transactions. The Chapter 11 proceedings did not include any of the Companies' subsidiaries. During the Chapter 11 proceedings, the Companies' developed a Joint Plan of Reorganization ("Joint Plan") which was approved by the creditors and former stockholders in May 1993, was confirmed by the Bankruptcy Court on June 4, 1993 ("Confirmation Date") and became effective on June 25, 1993 (the "Effective Date"). The principal terms of the Joint Plan provided for the merger of Triton and Intermark, the conversion of the unsecured debt of Triton and Intermark (approximately 95% of which was owed to holders of subordinated notes and debentures) into 99% of the new common stock of Triton, the conversion of the former common and preferred stockholders of Intermark into 1% of the new common stock of Triton and the restructuring of secured debt totalling approximately $35 million. For more information regarding the reorganization proceedings, see Note 10.

FINANCIAL STATEMENT PREPARATION: The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of cash, certificates of deposit, time deposits, commercial paper, short-term government obligations and other money market instruments with a maturity of three months or less. The Company invests its excess cash in government securities and money market securities of investment grade companies from a variety of industries and, therefore, bears minimal risk. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

INVENTORIES: Inventories were carried at the lower of cost, determined principally using the first-in, first-out method, or market.

PROPERTY, PLANT AND EQUIPMENT: Depreciation of buildings, equipment and furniture was computed using the straight-line method over estimated useful lives of 3 to 30 years. Leasehold improvements were amortized over their useful lives or over the term of the related lease, if shorter.

EARNINGS PER SHARE: The computation of earnings per share for the years ended March 31, 1996 and 1995 and the nine-month period ended March 31, 1994 is based upon the weighted average number of shares outstanding during the applicable period, including dilutive stock options and warrants, if any. The average number of common shares and equivalents was 20,611,879 for the year ended
March 31, 1996 and 19,978,476 for the year ended March 31, 1995 and the nine months ended March 31, 1994. Earnings per share for the Predecessor Company is not meaningful due to the discharge of debt and the issuance of the new common shares.

INCOME TAXES: The Company files consolidated tax returns with its subsidiaries which are greater than 80% owned. The Company uses the liability method in accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

STOCK-BASED COMPENSATION: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS 123 will be adopted by the Company as required for its fiscal 1997 financial statements and is not expected to have a material effect on the Company's financial position or results of operations. Upon adoption of SFAS 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

LONG-LIVED ASSETS: In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which the Company will adopt prospectively as required in fiscal 1997. Pursuant to this Statement, companies are required to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill when there is evidence that events or changes in circumstances that indicate that the carrying value may not be recoverable. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. The adoption of SFAS 121 is not expected to have a significant impact on the Company's financial position or results of operations.

CHANGES IN PRESENTATION: Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation. These changes in presentation have no effect on previously reported net income or loss.

FISCAL YEAR: The Company's fiscal year ends on the Friday nearest March 31. The results of Operating Subsidiaries having fiscal year ends different from Triton are reflected through the end of their fiscal year if within 93 days before March 31 or their most recent four fiscal quarters as follows:

                                              PERIOD INCLUDED IN THE
                                              COMPANY'S CONSOLIDATED
                            FISCAL            FINANCIAL STATEMENTS
     OPERATING SUBSIDIARY   YEAR END          FOR A FISCAL YEAR
     --------------------   --------          -----------------

     Actava                December 31        January - December
     Mission West          November 30        March - February

NOTE 2 - DISPOSITIONS


WESTERN SIZZLIN
     At March 31, 1993, as a result of Western Sizzlin's planned reorganization, the Predecessor Company determined that its ownership level in Reorganized Western Sizzlin would likely be less than 50%, the ownership level required for consolidation. Accordingly, the Company accounted for its investment in Western Sizzlin using the equity method of accounting effective as of the beginning of fiscal 1993. Prior to 1993, the Company had consolidated Western Sizzlin and recorded losses from Western Sizzlin in excess of its cost basis. In connection with the emergence from its reorganization proceedings in June 1993, the Company recognized a $10.8 million accounting gain to adjust its investment in Western Sizzlin to its estimated net realizable value.

     In October 1993, Triton sold its debt claims in the Western Sizzlin Chapter 11 proceedings for $400,000 to another creditor of that company that had proposed a plan of reorganization for Western Sizzlin. This plan of reorganization was confirmed in late October 1993 and Triton received no additional value for its equity claims. Triton recognized a $17,000 loss on this transaction.

LIQUOR BARN
     In September 1993, Liquor Barn (75% owned by Triton at that time), Triton and Liquor Barn's Official Creditors' Committee determined that an orderly liquidation of the retailer's assets was in the best interests of its creditors. In addition to its equity ownership, Triton was the single largest creditor of Liquor Barn. Liquor Barn had been operating its remaining stores as a debtor-in-possession since its Chapter 11 filing in May 1993 and, along with its creditors, reviewed various options to maximize the value of the enterprise. Liquor Barn filed its formal Plan of Liquidation with the Bankruptcy Court in January 1994 and the Chapter 11 Plan was confirmed in May 1994. The liquidation of the entity has been substantially completed. In February 1995, the Official Creditors' Committee of Liquor Barn filed an objection to Triton's claims asserting that the claims should be equitably subordinated to the other unsecured claims of Liquor Barn by virtue of Triton's status as an insider of Liquor Barn. Triton vigorously opposed the Creditor's Committee objection. In July 1995, Triton and the Creditors' Committee settled the dispute and the Company reduced its claims against Liquor Barn. Triton received approximately $2.5 million in November 1995 in connection with Liquor Barn's first distribution to its creditors and values its claims on Liquor Barn's remaining assets at approximately $.5 million. The Liquor Barn proceedings are expected to be completed in calendar 1996.

     In connection with the fresh start accounting adjustments recorded at June 25, 1993 (see Note 10), Triton determined the value of its interest in Liquor Barn to be approximately $5 million. This valuation process included the review of several factors including liquidation analyses prepared by Liquor Barn management at that time. Liquor Barn revised its liquidation analysis in connection with the filing of its Plan and Disclosure Statement in March 1994 and estimated at that time that the unsecured creditors would realize approximately $.53 for each $1.00 of allowed claim. Accordingly, Triton decreased the carrying value of its Liquor Barn claims to $3.5 million in fiscal 1994. In connection with the settlement described above, the carrying value was decreased to $3 million in fiscal 1996, of which $2.5 million was received by Triton in November 1995. Other long-term assets includes $3.5 million and $.5 million at March 31, 1995 and 1996, respectively, related to Triton's claims against Liquor Barn. As a result of Liquor Barn's Liquidation Plan, the consolidated statements of operations and cash flows were restated for the applicable periods to reflect Liquor Barn as a discontinued operation. Revenues of Liquor Barn were $14.6 million for the three months ended June 25, 1993.

RIDGEWOOD PROPERTIES
     In August 1994, Triton completed the sale of 1,455,280 shares of common stock of Ridgewood Properties to Ridgewood for $8 per share, the consideration consisting of $8 million cash and 450,000 shares of newly issued Ridgewood Series A Preferred Stock. The preferred stock is nonvoting, redeemable by Ridgewood at $8 per share and pays an annual dividend of $.40 per share. If the preferred stock is not redeemed by Ridgewood by August 1996, Triton may either elect to receive an increased quarterly dividend of $90,000 or to convert the preferred stock into 1,350,000 Ridgewood common shares, which would represent approximately 55% of the Ridgewood common shares outstanding, or 41% fully diluted. Triton deferred a gain of approximately $1.6 million on the transaction until the Company realizes cash value for its remaining interest in Ridgewood. Accordingly, the carrying value of the preferred stock investment is $2 million, compared to a face value of $3.6 million, which amount is included in other long-term assets in the consolidated balance sheet at March 31, 1996 and 1995 and is accounted for using the cost method of accounting. Triton management estimates the fair value of this investment to be approximately $3.4 million at March 31, 1996, determined using a discounted cash flow analysis.

     As a result of this transaction, the operating results of Ridgewood through the date of disposition have been classified as a discontinued operation in the consolidated statements of operations and cash flows for all periods presented. Revenues of Ridgewood through the date of disposition were $1.8 million in 1995, $9.3 million for the nine months ended March 31, 1994 and $8 million for the three months ended June 25, 1993.

NATIONAL AIRMOTIVE
     On June 2, 1995, Triton completed the sale of National Airmotive for cash proceeds of $11.3 million plus assumption of National Airmotive's debt by the buyer. Triton recognized a loss on the sale of approximately $13.6 million. As a result of the sale, the operating results of National Airmotive prior to the sale have been classified as a discontinued operation in the consolidated statements of operations and cash flows. The $11.3 million net proceeds received by Triton in June 1995 is classified as "Net assets of discontinued operation" in the consolidated balance sheet at March 31, 1995. Revenues of National Airmotive were $83.1 million in 1995, $70 million for the nine months ended March 31, 1994 and $22.6 million for the three months ended June 25, 1993.

WESTERN METAL LATH
     On November 7, 1995, Triton completed the sale of Western Metal for cash consideration of $3 million and the assumption of all of Western Metal's debt by the buyer. Triton recognized a gain of approximately $2.6 million which is included in discontinued operations in the consolidated statement of operations for the year ended March 31, 1996. As a result of the sale, the operating results of Western Metal have been classified as a discontinued operation in the consolidated statements of operations and cash flows for all periods presented. Revenues of Western Metal were $19.3 million through the date of sale in the current fiscal year, $27.2 million for the year ended March 31, 1995, $20.6 million for the nine months ended March 31, 1994 and $5.9 million for the three months ended June 25, 1993.

     Income (loss) from discontinued operations included in the consolidated statement of operations consists of the following (in thousands):

                                                           Predecessor
                                                               Company
                                                              ---------
                                                   Nine         Three
                                Years Ended        Months       Months
                                 March 31          Ended         Ended
                            -----------------     March 31,     June 25,
                             1996        1995       1994         1993
                            -------     ------     -------    ---------
Gain on sale of Western                                    ||
  Metal..................   $ 2,564                        ||
Loss on sale of National                                   ||
  Airmotive..............            $(13,634)             ||
Net operating results of:                                  ||
  Western Metal..........       (50)   (1,066)    $(2,979) ||  $   (124)
  National Airmotive.....                 631       4,028  ||       982
  Ridgewood Properties...                 465      (2,010) ||       363
  Liquor Barn............                                  ||    (2,355)
                            -------     ------      ------ ||    ------
Income (loss) from                                         ||
  discontinued operations   $ 2,514  $(13,604)    $  (961) ||  $ (1,134)
                            =======    =======      ======      =======

     The income tax effects of the discontinued operations is not material.


NOTE 3 - INVESTMENT IN THE ACTAVA GROUP INC.

     Prior to 1991, Triton accumulated a 20.8% interest in Actava (formerly Fuqua Industries, Inc.), a consumer products and services company, for $139.9 million. During 1991, Triton's interest in Actava was increased to 26.3% through repurchases by Actava of its own common stock. During fiscal 1994 and fiscal 1995 Triton purchased 75,000 additional Actava shares, and Actava sold 700,000 common shares to its Chief Executive Officer causing Triton's ownership of Actava prior to October 20, 1995 to become 25.5% (4,413,598 common shares).

     On October 20, 1995, Triton consummated the sale in a block transaction of three million common shares of Actava owned by the Company pursuant to a registration statement on Form S-3. The proceeds of the sale amounted to approximately $49.5 million of which approximately $18 million was used to repay in full the outstanding loan balance that Triton had from Actava secured by a portion of the Actava shares owned by Triton (see Note 5). On October 25, 1995,

Triton completed the sale of an additional 59,384 common shares of Actava for net cash proceeds of approximately $1 million. Triton recognized an accounting gain on the sales of the Actava common shares of approximately $39.6 million after transaction expenses.

     The sale of three million common shares of Actava was pursuant to an October 12, 1995 agreement between Triton and Actava whereby Actava agreed to register three million of the common shares of Actava owned by Triton on a Form S-3 registration statement. Upon filing of the Form S-3 by Actava, Triton delivered to Actava proxies in blank executed by Triton covering all 4,413,598 common shares of Actava owned by Triton, which enabled Actava's proxy holders to vote these shares in favor of the proposed mergers of Actava with Orion Pictures Corporation ("Orion"), MCEG Sterling Incorporated ("MCEG") and Metromedia International Telecommunications Inc. ("MITI"). In connection with this agreement, Triton further agreed to waive the provisions of its Amended and Restated Stockholder Agreement with Actava which previously required that the Board of Directors of Actava consist of nine members and entitled Triton to designate up to two Directors of Actava. Triton and Actava also agreed that the net proceeds of sales pursuant to the Form S-3 registration statement would be first used to repay in full all obligations of Triton to Actava under the Amended and Restated Loan Agreement.

     On November 1, 1995, Actava completed its four-way merger with Orion, MITI, and MCEG and renamed the newly combined company, Metromedia International Group, Inc. ("Metromedia"). The common shares of Metromedia began trading on the American Stock Exchange on November 2, 1995 under the trading symbol MMG. On December 8, 1995, Triton completed the distribution of 1,342,621 common shares of Metromedia to its stockholders as part of a special distribution (see Note
7).

     Prior to the sale of Actava common shares in October 1995, Triton accounted for its investment in Actava using the equity method of accounting and its share of the earnings (losses) of Actava were recorded on a three-month delayed basis, enabling Triton to reflect the results of Actava for its fiscal year which ends December 31 within Triton's fiscal year which ends March 31.

     At March 31, 1995, Triton's carrying value of its investment in Actava was $26.5 million, which was less than its equity in Actava's reported net assets at December 31, 1994 of $31.9 million. This difference had been accounted for by Triton as a reduction in its share of the carrying value of Actava's other long-term assets.

     In August 1994 Actava completed the sale of its interest in Qualex, Inc. ("Qualex"), a photofinishing company previously owned equally by Actava and the Eastman Kodak Company ("Kodak"), to Kodak for cash and short-term notes totaling $150 million. Actava recorded a loss on the sale of Qualex of approximately $38
million.   Actava reported a net loss of $65.8 million, $38 million of which was attributable to the loss on the sale of Qualex, for the year ended December 31, 1994. Triton's $9.7 million share of the loss on the sale of Qualex was not recognized as a loss in Triton's 1995 consolidated statement of operations for the reasons outlined in the following paragraph.

     In June 1993, in connection with Triton's required adoption of fresh start accounting following its reorganization and emergence from bankruptcy, Triton recorded an adjustment to reduce the carrying value of its investment in Actava to the quoted market value of the Actava shares at that time, an amount which was less than the then book value of Actava. Triton reduced its carrying value of Actava to approximately $17 million less than Triton's share of Actava's net book value. For purposes of equity method accounting, Triton allocated a portion of this writedown to the intangible assets on Actava's consolidated balance sheet at that time, principally attributable to Qualex. Since that time, in determining its share of Actava's operating results, Triton offset a portion of the amortization of the intangible assets recorded by Actava. In connection with the sale of Qualex, Actava eliminated substantially all of its intangible assets and, as mentioned previously, sustained a loss of approximately $38 million. Accordingly, Triton's share of the Qualex loss was not recognized in the consolidated statement of operations because it was previously recognized by Triton in June 1993.

     Summarized consolidated financial information of Actava as of December 31, 1994, the two years then ended and the nine months ended September 30, 1995 is as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEET                           At
                                                           December 31,
                                                              1994
                                                          ------------

   Current assets...........................                $  351,643
   Property, plant and equipment, net.......                    34,897
   Intangibles, net.........................                       633
   Note receivable from Triton..............                    22,976
   Long term investments....................
   Investment in Roadmaster Industries, Inc.                    68,617
   Other assets.............................                    15,013
                                                           -----------
                                                            $  493,779
                                                           ===========

   Current liabilities.......................               $  202,470
   Deferred income taxes.....................                    6,911
   Long-term debt............................                    2,547
   Subordinated debt.........................                  157,193
   Stockholders' equity......................                  124,658
                                                            ----------
                                                            $  493,779
                                                            ==========

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                        Nine Months       Years Ended
                                           Ended          December 31
                                       September 30,   -----------------
                                           1995          1994      1993
                                        -----------    --------  --------
  Net sales.........................       $123,912    $551,828  $465,812
  Costs and expenses................        173,058     575,284   518,963
  Loss from continuing operations...        (49,146)    (23,456)  (51,716)
  Income (loss) from
   discontinued operations..........                    (40,693)    8,526
  Net loss..........................        (49,146)    (65,750)  (47,594)

NOTE 4 - INVESTMENT IN MISSION WEST PROPERTIES

     In February 1995, the Company, Mission West and Western Metal entered into an agreement whereby Triton delivered 100,000 shares of its Mission West stock to Mission West in exchange for a reduced rental rate and an extended lease term for the facility leased by Mission West to Western Metal. Triton recorded no gain or loss on the transaction but transferred a pro rata portion (approximately $400,000) of its investment in Mission West to its investment in Western Metal. Western Metal accounted for this transaction as an equity contribution and as deferred rent to be amortized to rent expense over the term of the new lease. As a result of this transaction, Triton's ownership in Mission West was reduced from 776,050 common shares or 53%, to 676,050 common shares or 49.4%, below the level required for consolidation in Triton's consolidated financial statements. Accordingly, Triton has reflected its investment in Mission West as an equity investment in its consolidated financial statements as of the beginning of fiscal 1995.

     At March 31, 1996, Triton's carrying value of Mission West was $3 million, which was less than its equity in Mission West's net assets of $7 million. The majority of this difference was created in June 1993 in connection with Triton's adoption of fresh start accounting following its reorganization and emergence from bankruptcy, and has been accounted for by Triton as a reduction in the value of the real estate investments recorded at Mission West. During 1995, Mission West recorded a valuation reserve on its real estate investments of $5.2 million. Triton's $2.7 million share of this provision was not recognized as a loss in the consolidated financial statements, but was offset against the reserve established in June 1993. The Mission West shares owned by Triton, based on the closing price of such stock for such date, had a quoted market value of $3.5 million at March 31, 1996.

     Summarized financial information of Mission West as of February 28, 1996, 1995 and 1994 and the three years then ended is as follows (in thousands):


    CONDENSED BALANCE SHEET

                                                       At February 28
                                             ----------------------------
                                                 1996       1995      1994
                                                -------   --------   -------
    Current assets............................  $ 3,347    $ 4,710   $ 5,054
    Real estate investments, net..............   42,861     44,238    49,383
    Other assets..............................    1,032        894     2,455
                                                -------    -------   -------
                                                $47,240    $49,842   $56,892
                                                =======    =======   =======

    Current liabilities.......................   $1,310     $1,610   $ 3,487
    Notes payable.............................   31,700     34,115    35,684
    Stockholders' equity......................   14,230     14,117    17,721
                                                -------    -------   -------
                                                $47,240    $49,842   $56,892
                                                =======    =======   =======

    CONDENSED STATEMENT OF OPERATIONS

                                                   Years Ended February 28
                                               -----------------------------
                                                 1996       1995      1994
                                               --------    -------   -------
    Net revenues..............................   $7,909    $ 7,854   $ 8,745
                                               --------    -------   -------
    Costs and expenses........................    3,039      3,032     4,052
    Depreciation and amortization.............    1,364      1,429     1,690
    Provision for estimated losses on
     real estate..............................               5,200        94
                                               --------    -------   -------
                                                  4,403      9,661     5,836
                                               --------    -------   -------
    Operating income (loss)...................    3,506     (1,807)    2,909
    Net income (loss).........................      103     (3,083)      270

NOTE 5 - LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                            At March 31
                                                     -----------------------
                                                        1996         1995
                                                     ----------    ---------
Triton Group Ltd.:
  Note payable to The Actava Group Inc..............                $ 20,476
  Secured bank note payable.........................       $915        2,167
                                                      ---------    ---------
                                                            915       22,643
                                                      ---------    ---------
Operating Subsidiaries:
  Revolving credit loans of Western Metal...........                   3,091
  Capitalized lease and other obligations...........                     103
                                                      ---------    ---------
                                                                       3,194
                                                      ---------    ---------

Total consolidated long-term debt...................        915       25,837
Less portion due within one year....................        915        9,134
                                                      ---------    ---------
                                                           $ -      $ 16,703
                                                      =========    =========


     Triton had a secured credit agreement with Actava, the collateral for which was a portion of the common shares of Actava owned by Triton prior to the sale and distribution of such shares in October and December 1995 (see Note 3). The loan was repaid in full in October 1995 in connection with the Company's sale of three million shares of Actava common stock owned by the Company.

     Triton had a secured loan from a bank with a balance of $.9 million on March 31, 1996, the security for which was the 676,050 shares of Mission West common stock owned by the Company. The loan accrued interest at prime plus 2%, which was 10.25% at March 31, 1996. The loan agreement required that Triton make payments on the first day of each month until maturity comprised of a principal payment of $100,000 plus accrued interest. The loan was due on October 1, 1996. In December 1994, Triton secured the release of 100,000 shares of Mission West common stock previously pledged as collateral in exchange for a $.3 million principal payment. The collateral maintenance provisions of the loan agreement provide that the underlying collateral have a 15-day average market value of at least 73.4% of the outstanding loan balance. Triton repaid the loan in full in April 1996.

     Western Metal Lath had a credit facility of up to $6 million with a bank and $3.1 million was outstanding at March 31, 1995.

     The Company believes the book value of its remaining debt approximates its market value.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     In December 1995, the Company engaged a financial advisor to assist it in developing and evaluating proposals for potential acquirors, acquisition candidates or merger partners. In the event that a transaction were completed that resulted in a change of control of Triton, the advisor would be entitled to a fee of up to $.3 million. In connection with this engagement, the financial advisor was also granted a warrant to purchase 500,000 shares of common stock of the Company at $.50 per share (see Note 7).

     Triton's wholly owned insurance captive, La Jolla Insurance Co., Ltd. ("La Jolla"), incorporated in Bermuda, was placed into insolvent liquidation in October 1992 due to a capital deficiency. Since 1982, La Jolla had underwritten certain of the Predecessor Company's insurance policies, primarily directors and officers liability and workers' compensation insurance. No policies are currently active, however, notice of potential claims are outstanding for certain previous policy years. Since 1992, La Jolla has been managed by a liquidator in Bermuda for the benefit of its creditors. As a result of the 1992 insolvency and the Company's resulting loss of control, La Jolla was deconsolidated from the consolidated financial statements in fiscal 1993 and is carried at no value. At March 31, 1996, La Jolla had assets of approximately $3.3 million and statutory reserves totalling $3 million. As a result of the current favorable financial position of La Jolla, the Company is in the process of removing the captive from the liquidation proceedings. Upon termination of the liquidation proceedings, the assets of La Jolla would be available to Triton, subject to any remaining statutory reserves.

     In May 1995, a stockholder of Ridgewood, commenced a derivative and class action in Delaware Chancery Court against Ridgewood, its directors and the Company. The lawsuit attacks a transaction entered into in August 1994 in which Ridgewood purchased from the Company all of the Ridgewood common stock then owned by the Company (which consisted of approximately 75% of Ridgewood's then outstanding common stock) for $8 million in cash and newly-issued Ridgewood preferred stock with a face value of $3.6 million. The complaint alleges that such transaction constituted a corporate waste and a breach by the Company of its alleged duties of loyalty and good faith as a majority stockholder to Ridgewood's other stockholders. The complaint seeks a rescission of the transaction and other unspecified monetary relief. The Company believes these allegations are without merit and intends to defend vigorously against them. Although there can be no absolute assurances as to the outcome of this matter, it is the opinion of management that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     Various other claims, lawsuits and other actions against the Company are
pending.   It is the opinion of management that the ultimate resolution of such claims and/or litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 7 - STOCKHOLDERS' EQUITY

     DISTRIBUTION OF CASH AND COMMON SHARES OF METROMEDIA TO TRITON
STOCKHOLDERS: On November 1, 1995, the Board of Directors of the Company declared a special distribution of $1.57 in cash and .066 of a share of common stock of Metromedia (formerly Actava) for each outstanding share of Triton common stock. The special distribution was completed on December 8, 1995 to stockholders of record on November 17, 1995. Cash was paid in lieu of any fractional shares of Metromedia's common stock that would otherwise have been distributed in the special distribution. Based on the closing price of Metromedia's common stock on December 8, 1995 of $14.625 per share, the total value of the distribution on such date amounted to approximately $52 million, or $2.54 per share of Triton common stock.

     PREDECESSOR COMPANY: All common stock and preferred stock of the Predecessor Company outstanding at the Effective Date were exchanged for 200,000 shares of common stock of the Company. All stock options of the Predecessor Company were canceled as of the Effective Date.

     STOCK OPTIONS: In July 1993, the Company adopted the 1993 Directors Stock Option Plan. The Plan provides for the issuance of up to 300,000 options to purchase common stock of the Company to non-employee directors of the Company. The option price shall not be less than the fair market value of the shares on the date of the grant. Options issued under the plan were fully exercisable when granted and were to expire in 5 years. During fiscal 1994, 150,000 options were granted under the Plan to acquire the same number of shares of common stock of the Company at $2.00 per share, which exceeded the quoted market value of the Company's common stock at that time. At March 31, 1996, 178,000 shares of common stock were reserved for future issuance under the plan.

     In August 1993, the Company granted 1.2 million non-qualified options to certain key employees to acquire the same number of shares of common stock of the Company at $2.00 per share, which exceeded the quoted market value of the Company's common stock at that time. These options were fully exercisable when granted and were to expire in five years.

     In October 1993, the Company granted 75,000 options to acquire the same number of common shares of the Company at $2.00 per share, which exceeded the quoted market value of the Company's common stock at that time, to its financial advisor on the same terms as those issued to the non-employee directors of the Company. The Company determined that the value of these options was not material.

     WARRANTS TO PURCHASE COMMON STOCK: In connection with the retention of a financial advisory firm by the Company in October 1993, the Company issued 450,000 warrants to purchase the same number of shares of common stock of the Company at $2.00 per share. The warrants were to expire in five years and were exercisable as follows: 150,000 on or after the date of the agreement; 150,000 on or after the first date that the average stock price of the Company for ten consecutive trading days equals or exceeds $4.00 per share; and 150,000 on or after the first date that the average stock price of the Company for ten consecutive days equals or exceeds $5.00 per share. Similar to the stock options, the warrants provided for a reduction in the exercise price to the extent cash dividends or other distributions were made to existing holders of common stock of the Company. The Company determined that the value of these warrants at the date of issuance was not material. Pursuant to the terms of the Warrant Agreement, the exercise price of 150,000 of these warrants was reduced to the par value of the common stock to be issued, or $.0001 per share. Following the special distribution, the financial advisor and the Company agreed to cancel the remaining 300,000 warrants.

     Pursuant to its Joint Plan of Reorganization in 1993, Triton issued 782,400 warrants to purchase the same number of Triton common shares to certain former creditors and the former stockholders of the Predecessor Company. Each warrant entitled the holder to purchase a share of common stock at $3.75 per share and expires in June 1998. In connection with the special distribution and pursuant to the terms of the Warrant Agreement, the exercise price of each warrant was adjusted to $2.04 and, upon exercise of a single warrant, the warrant holder would receive 1.84 shares of common stock of the Company.

     In December 1995, the Company retained the same financial advisory firm for a new engagement (see Note 6). In connection with this retention, the Company issued 500,000 warrants to purchase the same number of shares of common stock of the Company at $.50 per share. The warrants expire in 5 years. The Company determined that the value of these warrants at the date of issuance was not material.

     EXERCISE OF STOCK OPTIONS AND WARRANTS: All of the options and certain of the warrants described above provided for a reduction in the exercise price to the extent cash dividends or other distributions are made to existing holders of the common stock of the Company. As a result of the special distribution, the exercise price for all of these stock options and warrants was reduced to the par value of the common shares to be issued, or $.0001 per share. Additionally, the Company entered into agreements with the option and warrant holders whereby the option and warrant holders participated in the special distribution to the extent that the value of the distribution exceeded the pre-distribution $2.00 per share exercise price. As a result, the Company recognized compensation expense of $1.4 million ($.7 million of which was a non-cash charge) related to the option and warrant holders' participation in the special distribution. In February 1996, 1,323,000 of the options and 150,000 of the warrants were exercised and at March 31, 1996, 102,000 of the stock options remained outstanding and were exercisable at an option price of $.0001 per share.

     COMMON STOCK PURCHASE RIGHTS: In March 1995, the Company's Board of Directors adopted an Interim Rights Plan, whereby the Board declared a dividend of one common stock purchase right (a "Right") for each share of the Company's outstanding common stock on April 3, 1995. Each Right entitled the holder to purchase from the Company a calculated number of common shares at $.20 per share in the event that a person or affiliated group of persons acquired ownership of 15% or more of the outstanding common shares of the Company. The Rights were redeemed by the Board of Directors on December 8, 1995 in connection with the special distribution at a price of $.001 per Right.

     SUBSIDIARY EQUITY TRANSACTIONS: Equity transactions by the Company's subsidiaries and investees and other transactions resulted in a net increase in stockholders equity of $657,000 and $178,000 during the years ended March 31, 1996 and 1995, respectively, and a decrease of $660,000 during the nine months ended March 31, 1994.


NOTE 8 - INCOME TAXES

     The income tax benefit from continuing operations consists of the following (in thousands):


                                                      Nine        Three
                                   Years Ended       Months      Months
                                    March 31          Ended       Ended
                               -----------------    March 31,    June 25,
                                 1996      1995       1994         1993
                               --------- -------    ---------    --------

FEDERAL:                                                      ||
Current...............                    $1,515    $     479 ||   $   94
Deferred..............                                    252 ||
                               ---------  ------    --------- || --------
                                           1,515          731 ||       94
                               ---------  ------    --------- || --------
STATE:                                                        ||
Current...............            $1,135      (3)        (153)||      (14)
Deferred..............                                     90 ||
                               ---------  ------    --------- || --------
                                   1,135      (3)         (63)||      (14)
                               ---------  ------    --------- || --------
                                  $1,135  $1,512    $     668 ||   $   80
                               ========= =======    ========= || ========

     The difference between total income tax expense and an amount computed by applying the statutory federal income tax rate (35%) to income from continuing operations is reconciled as follows (in thousands):

                                                           Nine        Three
                                       Years Ended        Months       Months
                                         March 31         Ended        Ended
                                     ----------------    March 31,    June 25,
                                       1996    1995        1994         1993
                                     -------- -------    ---------    --------
Benefit (tax) computed at                                         ||
 Federal statutory rate....          $(8,378) $4,634       $5,680 ||   $4,498
Basis differences on                                              ||
 investments sold..........           13,862                      ||
Alternative minimum tax....             (575)                     ||
Reorganization costs.......                                   (57)||     (754)
Reversal of prior year                                            ||
  estimate.................            1,715   1,515              ||
Losses for which no current                                       ||
  benefits are available...           (5,495) (4,802)      (5,406)||   (3,801)
Other, net.................                6     165          451 ||      137
                                    -------- -------    --------- || --------
                                     $ 1,135  $1,512       $  668 ||  $    80
                                    ======== =======    ========= || ========

     Significant components of the Company's deferred income tax assets and liabilities as of March 31, 1996 and 1995 are as follows:


                                  March 31, 1996        March 31, 1995
                              --------------------  --------------------
                              Deferred   Deferred   Deferred   Deferred
                                 Tax        Tax        Tax        Tax
                               Assets   Liabilities  Assets   Liabilities
                              ---------  ---------  ---------  ---------

Investments in less than
  80% subsidiaries...........   $   334               $50,600       $128
Net operating, capital and
  built-in loss carryforwards    11,594                39,879
Other investments............     2,363                23,661
Alternative minimum tax
  credits carryforward......      4,395                 3,595
Other nondeductible accruals.     2,821                 2,439
Pension benefits.............                                        132
Other........................                                         32
                              ---------             ---------  ---------

Subtotal.....................    21,507               120,174        292
Valuation adjustments........    21,507               119,882
                              ---------             ---------  ---------
Total deferred taxes.........   $  -                     $292       $292
                              =========             =========  =========
Net deferred taxes...........               $ --                  $ --
                                         =========             =========

     Certain of the assets included in the above table relate to net operating, capital and built-in loss carryforwards of Triton and are subject to an annual limitation due to the ownership change of Triton in June 1993 resulting from the Company's reorganization. At March 31, 1996, the table includes only those net operating and capital and built-in loss carryforwards that could be realized by the Company during the carryforward period considering this Company's annual limitation.

     At March 31, 1996, Triton had net operating loss ("NOL") carryforwards for Federal tax purposes of approximately $47 million and capital loss carryforwards of approximately $123 million. Due to the change in ownership requirements of the Internal Revenue Code, all but approximately $10 million of these loss carryforwards are "pre-ownership change" and are subject to an annual combined limitation of approximately $2.4 million. The capital loss carryforward is limited to use against future capital gains only. If the full amount of the limitation is not used in any year, the amount not used increases the allowable limit in the subsequent year. In fiscal 1996, Triton fully utilized its cumulative annual limitation for alternative minimum tax purposes. These loss carryforwards expire between 2006 and 2010 if not used.

     The Company has not recognized a financial statement benefit for its tax loss carryforwards or any other deferred tax assets due to the uncertainty of realizing the benefit of such assets in the future.

     Pursuant to the Joint Plan (see Note 1), the Company is repaying certain agreed upon prepetition income tax liabilities of the Predecessor Company in semi-annual payments through June 1999. The amounts accrue interest at the prime rate plus 1%. At March 31, 1996, the consolidated balance sheet included $1 million in other long-term liabilities and $.3 million in accrued expenses related to Predecessor Company income tax liabilities.

NOTE 9 - ADDITIONAL FINANCIAL STATEMENT INFORMATION

     Inventories consisted of the following at March 31, 1995 (in thousands):

    Finished products and retail inventories.......... $ 1,535
    Work in process...................................      23
    Raw materials.....................................   1,064
                                                       -------
                                                       $ 2,622
                                                       =======

     Property, plant and equipment consisted of the following at March 31, 1995 (in thousands):

    Buildings and improvements........................ $   119
    Equipment and furniture...........................     825
                                                       -------
                                                           944
    Accumulated depreciation..........................     105
                                                       -------
                                                       $   839
                                                       =======

     Other long-term assets consists of the following (in thousands):

                                                          At March 31
                                                       -----------------
                                                       1996      1995
                                                       -------   -------
    Liquor Barn receivable............................ $   537   $ 3,500
    Investment in Ridgewood Series A Preferred Stock     2,009     2,009
    Other.............................................      82       479
                                                     -------   -------
                                                       $ 2,628   $ 5,988
                                                       =======   =======

     Accrued liabilities consist of the following (in thousands):

                                                          At March 31
                                                       -----------------
                                                         1996      1995
                                                       -------   -------
    Accounts payable.................................. $    35   $ 4,447
    Accrued compensation and other employee benefits..       8       444
    Prepetition income taxes..........................     326       326
    Other.............................................      77       854
                                                       -------   -------
                                                       $   446   $ 6,071
                                                       =======   =======


     Other liabilities consist of the following (in thousands):

                                                          At March 31
                                                       -----------------
                                                         1996      1995
                                                       -------   -------
    Prepetition income taxes.......................... $   978   $ 1,304
    Other.............................................   1,909     4,412
                                                       -------   -------
                                                       $ 2,887   $ 5,716
                                                       =======   =======

     The Company had Post-Employment Consulting Agreements with three Executive Officer's which provided for severance payments in an amount equal to each Executive Officer's annual salary, which aggregated approximately $.7 million. Effective January 2, 1996, the Executive Officers of the Company were terminated as employees of Triton. Two of the three individuals are continuing to provide services to Triton on a consulting basis. In connection with their termination, the executives were paid one-year of severance pursuant to the agreements described above.

NOTE 10 - REORGANIZATION PROCEEDINGS AND FRESH START REPORTING

     As discussed in Note 1, on October 19, 1992 ("Petition Date"), Triton and its former parent, Intermark, filed separate voluntary petitions in the United States Bankruptcy Court for the Southern District of California (San Diego) seeking protection under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the Joint Plan of Reorganization, the Companies were merged and emerged from bankruptcy on June 25, 1993 (the "Effective Date").

     In general, all pre-petition claims against Triton and Intermark have been discharged and have been accorded the treatment provided under the Joint Plan. The Company completed its distributions under the Joint Plan in December 1994.

     Beginning on the Petition Date, the Companies accounted for transactions related to the reorganization proceedings in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the American Institute of Certified Public Accountants in November 1990 ("SOP 90-7"). Expenses relating to the reorganization proceedings, primarily professional fees and the write-off of certain unamortized costs associated with certain of the prepetition liabilities, are presented in the consolidated statement of operations as reorganization costs. Contractual interest amounting to $5.8 million for the three months ended June 25, 1993 on certain unsecured debt subsequent to the Petition Date was relieved from payment as a result of the Chapter 11 proceedings and was not accrued.

     Under the provisions of SOP 90-7, the Company was required to adopt the "fresh start" reporting principles described therein as of June 25, 1993, since the pre-reorganization stockholders of Intermark received less than 50% of the new common stock and the reorganization value of the assets of the reorganized company was less than the total of all of the valid claims against the Companies determined in connection with the Chapter 11 proceedings. These fresh start principles required that all assets and liabilities be recorded at their estimated fair values.

     The table on the following page summarizes the adjustments required to the consolidated balance sheet of the Predecessor Company to record the reorganization as of the Effective Date (in thousands):


                                                  Adjustments to Record
                                      Preconfir-   Confirmation of Plan
                                        mation   -----------------------
                                       June 25     Debt          Fresh           As
                                         1993    Discharge       Start        Adjusted
                                       --------  --------       --------      --------
ASSETS
   Current assets:
     Cash and cash equivalents.....    $ 13,114                               $ 13,114
     Short-term investments........       4,630                                  4,630
     Receivables...................      15,903                                 15,903
     Inventories...................      30,313                                 30,313
     Other current assets..........       3,916                                  3,916
                                       --------                               --------
       Total current assets........      67,876                                 67,876
   Property, plant and
    equipment, net.................         199                 $  5,089  (c)    5,288
   Investment in The Actava Group..      63,718                  (20,332) (c)   43,386
   Investment in Western Sizzlin...                                  200  (c)      200
   Real estate, net................      74,228                   (3,948) (c)   70,280
   Net assets of discontinued
    operation......................       3,513                    1,487  (c)    5,000
   Other...........................       7,671                     (500) (c)    7,171
                                       --------                 --------      --------
                                        149,329                  (18,004)      131,325
                                       --------  ---------      --------      --------
                                       $217,205                 $(18,004)     $199,201
                                       ========  =========      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Short-term debt...............    $    961                               $    961
     Accounts payable and accrued
      liabilities..................      27,178  $  (4,500) (a)                 22,678
     Current portion of long-term
      debt.........................      77,932    (31,130) (a)                 46,802
                                       --------  ---------                    --------
       Total current liabilities...     106,071    (35,630)                     70,441

   Long-term debt..................      16,184     31,130  (a)                 47,314
   Other liabilities...............       5,119      5,000  (a)                 10,119
   Minority interest in
    subsidiaries...................      13,612                                 13,612
   Accumulated losses of Western
    Sizzlin in excess of investment      10,632                 $(10,632) (c)
   Liabilities subject to compromise    235,541   (235,541) (b)

   Stockholders' equity (deficit):
     Preferred stock...............       2,709                   (2,709) (d)
     Common stock - old............      15,018                  (15,018) (d)
     Common stock - new............                      2  (b)                      2
     Additional paid-in capital....      87,453     57,136  (b)  (86,876) (d)   57,713
     Accumulated deficit...........    (275,134)   177,903  (b)   97,231  (d)
                                       --------  ---------      --------      --------
       Total stockholders' equity
         (deficit).................    (169,954)   235,041        (7,372)       57,715
                                       --------  ---------      --------      --------
                                       $217,205                 $(18,004)     $199,201
                                       ========  =========      ========      ========

(a) This adjustment represents a reclassification of the majority of the restructured secured debt and income tax liability of the Companies to long-term pursuant to the terms of the Joint Plan.

(b) Pursuant to the Companies' Joint Plan, $235.5 million of unsecured debt of the Companies was converted into 99% of the new equity of the Reorganized Company. The new equity is valued at approximately $57.7 million resulting in an extraordinary gain on the exchange of new stock for the unsecured debt of approximately $178 million.

(c) The following were the significant assumptions and principal effects relative to the application of fresh start reporting.

     In connection with the preparation of the Disclosure Statement, the Predecessor Company, with the assistance of its financial advisor and the financial advisor for the Triton Official Creditors' Committee, analyzed the going concern values of all of its assets, particularly its interests in its operating subsidiaries. This analysis consisted of a review of several factors including current market prices for the public companies, the availability of premiums over market prices for control blocks, cash flow multiples obtained on comparable sales in the marketplace, asset liquidation values and other pertinent information depending on the circumstances.

     These valuations were compared to the book value of the Companies' assets and, where appropriate, the differences from book value were allocated to specific assets of the operating subsidiaries based on an analysis of the fair value of the assets and liabilities of the individual subsidiaries.

     The liabilities of the Reorganized Company, consisting primarily of restructured secured debt and income taxes, were determined to approximate fair value at the Effective Date.

The allocation of the fresh start accounting adjustments to the Company's carrying value of its investments in its subsidiaries and other assets as of the Effective Date of the Plan were as follows:

                                    Fresh     Fresh
                           Book     Start     Start
                          Value     Value   Adjustment
                         --------  --------  --------
Actava................... $63,718   $43,386  $(20,332)
National Airmotive.......  23,533    27,500     3,967
Ridgewood Properties.....  12,142    11,600      (542)
Mission West Properties..   6,200     2,794    (3,406)
Western Metal............    (622)      500     1,122
Western Sizzlin.......... (10,632)      200    10,832
Net assets of
  discontinued operation.   3,513     5,000     1,487
Other corporate assets...                        (500)
                                             --------
                                             $ (7,372)
                                             ========
Allocation of fresh start adjustments:
  Property, plant and equipment, net......   $  5,089
  Investment in Actava....................    (20,332)
  Investment in Western Sizzlin...........        200
  Real estate, net........................     (3,948)
  Other assets............................       (500)
  Net assets of discontinued operation....      1,487
  Accumulated losses of Western Sizzlin
    in excess of investment...............     10,632
                                             --------
                                             $ (7,372)
                                             ========

(d) These adjustments reflect the elimination of all of the amounts relating to the old equity, record the valuation adjustments outlined in (c) above and reflect the elimination of the remaining accumulated deficit.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the Registrant's accountants on matters of accounting principles or practices or financial disclosure.

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


                                                           Long-term compensation
                                                           ----------------------
                                                             Awards    Payouts
                                                             ------    -------
                                                    Other    Number of             All
                              Annual Compensation   Annual   Securities           Other
                              -------------------   Compen-  Underlying           Compen-
                                Salary     Bonus    sation     Stock     LTIP     sation
Name and Position        Year     ($)       ($)     (4)($)    Options   Payouts   (5)($)-
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


               AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR
                          AND FY-END OPTIONS/SAR VALUES

                                              Number of
                                              Securities
                                              Underlying        Unexercised
                     Shares      Value       Unexercised       in-the-Money
                   Acquired on  Realized  Options at Fiscal  Options at Fiscal
Name                Exercise       ($)        Year End           Year End
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



                                         Amount and Nature        Percent
                                           of Beneficial       Beneficially
Name and address                             Ownership           Owned (1)
----------------                             ---------           ---------

Morgens Waterfall                           2,649,083 (2)           12.35%
10 East 50th Street, 26th floor
New York, NY  10022

Ryback Management Corporation               2,588,200 (3)           12.07%
7711 Carondelet Ave., Box 16900
St. Louis, MO   63105

Grace Brothers, Ltd.                        1,487,175 (4)            6.93%
1560 Sherman Ave. #900
Evanston, IL   60201

Federated Investors                         1,235,001 (5)            5.76%
1000 Liberty Street-26th Street
Federated Investors Tower
Pittsburgh, PA   15222

Michael M. Earley                             369,215                1.72%

Mark G. Foletta                               247,755                1.15%

Richard R. Tartre                             148,000                  *

Michael E. Cahr                                75,000                  *
All executive officers and directors
as a group (4 persons)                        839,970                3.92%


*  Less than 1.0%.

(1) Percentages have been calculated using the outstanding shares of Common Stock of the Company as of July 23, 1996 of 21,451,502.

(2) Pursuant to Amendment No. 3 to Schedule 13D filed with the Commission on April 20, 1994 jointly by (a) Phoenix Partners ("Phoenix"), (b) Betje Partners ("Betje"), (c) Phaeton International N.V. ("Phaeton"), (d) Morgens Waterfall Vintiadis Investments N.V. ("MWV"), (e) Morgens Waterfall Income Partners ("MWIP"), (f) Morgens, Waterfall, Vintiadis & Company, Inc. ("Morgens Waterfall"), (g) Restart Partners L.P. ("Restart"), (h) Restart Partners II, L.P. ("Restart II"), (i) Restart Partners III, L.P. ("Restart III"), (j) Restart Partners IV, L.P. ("Restart IV"), (k) MWV Employee Retirement Plan Group Trust (the "MWV Plan"), (l) The Common Fund for Non-Profit Organizations (the "Common Fund"), (m) Edwin H. Morgens ("Morgens"), and (n) Bruce Waterfall ("Waterfall"). Shares indicated as beneficially owned by Morgens Waterfall include 273,806 shares beneficially owned by MWV, 134,623 shares beneficially owned by Betje, 64,765 shares beneficially owned by MWIP, 387,713 shares beneficially owned by Phoenix, 400,687 shares beneficially owned by Restart, 632,697 shares beneficially owned by Restart II, 441,260 shares beneficially owned by Restart III, 211,830 shares beneficially owned by Restart IV, 12,616 shares beneficially owned by the Common Fund, and 89,083 shares beneficially owned by the MWV Plan. Each such entity has sole voting and dispositive power over the shares which it beneficially owns, and disclaims beneficial ownership of any securities owned, directly or indirectly, by any other entity.

(3) Pursuant to Amendment No. 1 to Schedule 13G filed with the Commission on January 25, 1996 by Ryback Management Corporation ("Ryback"). Shares indicated as beneficially owned by Ryback include 2,045,300 shares beneficially owned by Lindner Growth Fund and 542,900 shares beneficially owned by Ryback. Ryback has sole voting and dispositive power over all of such 2,588,200 shares.

(4) Pursuant to Schedule 13G filed with the Commission on February 2, 1996 by Grace Brothers, Ltd. ("Grace"). Grace has sole voting and dispositive power over all of such shares.

(5) Pursuant to Schedule 13G filed with the Commission on February 14, 1994 by Federated Investors ("Federated"). Shares indicated as beneficially owned by Federated, over which the Voting Shares Irrevocable Trust has sole voting and dispositive power and each of John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue has shared voting and dispositive power, represent shares beneficially owned by mutual funds advised by subsidiaries of Federated which have the power to direct investments and vote the securities. For purposes of the reporting requirements of Regulation 13D of the Exchange Act, Federated, its principal stockholders and its investment adviser subsidiaries may be deemed to be beneficial owners of such securities; however, in accordance with Rule 13d-4 under the Exchange Act, Federated, its principal stockholders, and its investment adviser subsidiaries declare that the filing of the Schedule 13G disclosing beneficial ownership of the securities should not be construed as an admission that they are the beneficial owners of such securities, and Federated, its principal stockholders and its investment adviser subsidiaries expressly disclaim that they are in fact the beneficial owner of such securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 20, 1995, Triton sold to Grace, the holder of approximately 6.9% of the Triton common stock, 59,384 shares of the common stock of Actava in a private transaction for $16 7/8 per share, generating net cash proceeds to Triton of approximately $1.0 million.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) The following consolidated financial statements of Triton Group Ltd. are included in Item 8:

           Reports of Independent Accountants

           Consolidated Statements of Operations for the years ended March 31, 1996 and 1995, the nine-month period ended March 31, 1994 and the three-month period ended June 25, 1993

           Consolidated Balance Sheets as of March 31, 1996 and 1995

           Consolidated Statements of Cash Flows for the years ended March 31, 1996 and 1995, the nine-month period ended March 31, 1994 and the three-month period ended June 25, 1993

           Consolidated Statements of Stockholders' Equity (Deficit) for the years ended March 31, 1996 and 1995, the nine-month period ended March 31, 1994 and the three-month period ended June 25, 1993

           Notes to Consolidated Financial Statements

  (a)(2) The following is a list of financial statements and financial statement schedules of the Registrant and subsidiaries which are filed as part of this report or incorporated by reference:

     (i)   Consolidated financial statement schedules of Triton Group Ltd.:

           Schedule II        Valuation and Qualifying Accounts

           All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto.

     (ii) Consolidated financial statements and financial statement schedules of The Actava Group Inc., and its subsidiaries, as of December 31, 1994 and 1993 and for the three years ended December 31, 1994, which are incorporated herein by reference to File No. 1-5706, Annual Report on Form 10-K of The Actava Group Inc. for the year ended December 31, 1994, as amended by Amendment No. 1 on Form 10-K/A filed with the Commission on April 28, 1995, and Amendment No. 2 on Form 10-K/A filed with the Commission on July 13, 1995.

           Report of Independent Accountants

     (iii) The financial statements and financial statement schedules of Mission West Properties which are filed as part of this report:

           Report of Independent Accountants

           Consolidated Balance Sheets of Mission West Properties as of November 30, 1995 and 1994

           Consolidated Statements of Operations of Mission West Properties for the years ended November 30, 1995, 1994 and 1993

           Consolidated Statements of Cash Flows of Mission West Properties for the years ended November 30, 1995, 1994 and 1993

           Consolidated Statements of Stockholders' Equity of Mission West Properties for the years ended November 30, 1995, 1994 and 1993

           Notes to Consolidated Financial Statements of Mission West Properties
           - November 30, 1995

           Consolidated financial statement schedules of Mission West Properties as follows:

           Schedule XI   Real Estate and Accumulated Depreciation

  (a)(3)   Listing of Exhibits

2.01 Second Amended Joint Plan of Reorganization of Intermark, Inc., Triton Group Ltd., the Official Intermark Committee of Unsecured Creditors and the Official Triton Committee of Unsecured Creditors (as modified) dated as of June 4, 1993, incorporated herein by reference to File No. 1-8592 from Exhibit 2 to Intermark's Interim Report on Form 8-K dated July 12, 1993.


2.02 Agreement and Plan of Merger by and between Triton and Intermark, dated as of June 25, 1993, incorporated herein by reference to File No. 1-8592, Amendment No. 1 to Registration Statement on Form 10/A filed September 10, 1993.

3.01 Amended and Restated Certificate of Incorporation of Triton Group Ltd., incorporated herein by reference to File No.1-8592, Amendment No. 1 to Registration Statement on Form 10/A filed September 10, 1993.

3.02 Amended and Restated Bylaws of Triton Group Ltd., incorporated herein by reference to File No. 1-8592, Amendment No. 1 to Registration Statement on Form 10/A filed September 10, 1993.

4.01 Warrant Agreement and Form of Warrant, incorporated herein by reference to File No. 1-8592, Exhibit 4 to Intermark's Interim Report on Form 8-K dated July 12, 1993.

4.02 Interim Rights Agreement between Triton Group Ltd. and First Interstate Bank of California, incorporated herein by reference to File No. 0-8138, Interim Report on Form 8-K, filed April 5, 1995.

4.03 Warrant Agreement executed by Triton in favor of Patricof & Co. Capital Corp., dated January 1, 1996. (1).

10.01 Loan Agreement executed by Liquor Barn in favor of Intermark dated November 27, 1991 and amendments thereto dated January 1, 1992 and May 1, 1992, incorporated herein by reference to File No. 1-8592, Amendment No. 1 to Registration Statement on Form 10/A filed September 10, 1993.

10.02 1993 Non-Employee Directors' Stock Option Plan, incorporated herein by reference to File No. 1-8592, Amendment No. 1 to Registration Statement on Form 10/A filed September 10, 1993.

10.03 Amended and Restated Promissory Note between Triton Group Ltd. and Security Pacific Business Credit, Inc., dated July 1, 1993, incorporated herein by reference to File No. 0-8138, Annual Report on Form 10-K for the year ended March 31, 1994.

10.04 Amended and Restated Pledge Agreement between Triton Group Ltd. and Security Pacific Business Credit, Inc., dated July 1, 1993, incorporated herein by reference to File No. 0-8138, Annual Report on Form 10-K for the year ended March 31, 1994.

10.05 Assumption and Guarantor Agreement between Triton Group Ltd. and Security Pacific Business Credit, Inc., dated July 1, 1993, incorporated herein by reference to File No. 0-8138, Annual Report on Form 10-K for the year ended March 31, 1994.

10.06 Amended and Restated Post Employment Agreement between Triton Group Ltd. and John C. Stiska dated March 22, 1995 incorporated herein by reference to File No. 0-8138, Annual Report on Form 10-K for the year ended March 31, 1995.

10.07 Amended and Restated Post Employment Agreement between Triton Group Ltd. and Michael M. Earley dated March 22, 1995 incorporated herein by reference to File No. 0-8138, Annual Report on Form 10-K for the year ended March 31, 1995.

10.08 Amended and Restated Post Employment Agreement between Triton Group Ltd. and Mark G. Foletta dated March 22, 1995 incorporated herein by reference to File No. 0-8138, Annual Report on Form 10-K for the year ended March 31, 1995.

10.09 Stock Purchase Agreement between Ridgewood Properties, Inc. and Triton Group Ltd., dated August 15, 1994, incorporated herein by reference to File No. 0-8138, Interim Report on Form 8-K/A, filed September 2, 1994.

10.10 Agreement and Plan of Merger by and among First Aviation Services Inc., FE Acquisition Subsidiary, Triton Group Ltd. and National Airmotive Corporation, dated March 3, 1995, incorporated herein by reference to File No. 0-8138, Amendment No. 1 to Interim Report on Form 8-K/A, filed June 16, 1995.

10.11 Amendment No. 1 to Agreement and Plan of Merger, by and among First Aviation Services Inc., FE Acquisition Subsidiary, Triton Group Ltd. and National Airmotive Corporation, dated June 2, 1995, incorporated herein by reference to File No. 0-8138, Amendment No. 1 to Interim Report on Form 8-K/A, filed June 16, 1995.

10.12 Letter agreement dated October 12, 1995 between Triton Group Ltd. and The Actava Group Inc., incorporated herein by reference to File No. 0-8138, Interim Report on Form 8-K, filed November 2, 1995.

10.13 Stock Purchase Agreement dated September 27, 1995 between Marubeni America Corporation and Triton Group Ltd., incorporated herein by reference to File No. 0-8138, Interim Report on Form 8-K, filed November 13, 1995.

10.14 First Amendment to Stock Purchase Agreement between Marubeni America Corporation and Triton Group Ltd., dated October 31, 1995. (1).

10.15 Option Forbearance Agreement between John C. Stiska and Triton Group Ltd. dated November 1, 1995, incorporated herein by reference to File No. 0-8138, Interim Report on Form 10-Q, filed February 13, 1996.

10.16 Option Forbearance Agreement between Michael M. Earley and Triton Group Ltd. dated November 1, 1995, incorporated herein by reference to File No. 0-8138, Interim Report on Form 10-Q, filed February 13, 1996.

10.17 Option Forbearance Agreement between Mark G. Foletta and Triton Group Ltd. dated November 1, 1995, incorporated herein by reference to File No. 0-8138, Interim Report on Form 10-Q, filed February 13, 1996.

10.18 Option Forbearance Agreement between Richard R. Tartre and Triton Group Ltd. dated November 1, 1995, incorporated herein by reference to File No. 0-8138, Interim Report on Form 10-Q, filed February 13, 1996.

10.19 Option Forbearance Agreement between Michael E. Cahr and Triton Group Ltd. dated November 1, 1995, incorporated herein by reference to File No. 0-8138, Interim Report on Form 10-Q, filed February 13, 1996.

11.01      Computation of Earnings per Share. (1).

13.01 Consolidated financial statements and financial statement schedules of The Actava Group Inc., and its subsidiaries, as of December 31, 1994 and 1993 and for the three years ended December 31, 1994, which are incorporated herein by reference to File No. 1-5706, Annual Report on Form 10-K of The Actava Group Inc. for the year ended December 31, 1994, as amended by Amendment No. 1 on Form 10-K/A filed with the Commission on April 28, 1995, and Amendment No. 2 on Form 10-K/A filed with the Commission on July 13, 1995.

21.01      Listing of Subsidiaries of Triton. (1).
_____

(1)  Previously filed.

  (b) There were no interim reports on Form 8-K filed during the fourth quarter ended March 31, 1996.

  (c)      Exhibits.
                 Certain of the exhibits listed in (a)(3) above are attached. See exhibit index.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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

Dated:  March 12, 1997