Form 10-K
period 1997-03-31
ALARMGUARD HOLDINGS INC
filed 1997-06-30
CIK 319250

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  -------------

                                    FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended March 31, 1997     Commission File Number 0-21882

                      OR

- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                TRITON GROUP LTD.

Incorporated in Delaware             IRS Employer Identification No:  33-0318116

Principal Executive Offices:                          Telephone:  (619) 231-1818

     550 West C Street, Suite 1880
     San Diego, California 92101

Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF CLASS                                 EXCHANGE ON WHICH REGISTERED
------------------------------                      ----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

The aggregate market value of voting stock held by non-affiliates of the Registrant as of April 15, 1997 (based on the closing price of such stock as reported by the American Stock Exchange on such date) was $ 9,006,489.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   x   No
                          -----    -----

The number of shares of the Registrant's $.0001 par value common stock outstanding as of April 15, 1997 was 2,155,350, giving retroactive effect to the Reverse Stock Split consummated in connection with the Alarmguard Merger on April 15, 1997.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART 1

ITEM 1.  BUSINESS

     Triton Group Ltd. ("Triton" or the "Company") was a holding company which historically conducted business through a number of operating subsidiaries in various industries. Triton emerged from bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in June 1993 with operating control of six subsidiaries and a significant equity interest in a seventh company. Triton announced in August 1993 a plan to realize value for its stockholders over a relatively short period of time in the form of either cash or securities which, in the opinion of Triton's management, would be liquid and fairly valued given the underlying assets. A number of transactions have occurred since 1993 consistent with this strategy, including a distribution to Triton's stockholders in December 1995 valued in the aggregate at $51 million ($25.40 per outstanding share of Triton common stock after giving effect to the one-for-ten Reverse Stock Split as discussed below).

     At March 31, 1997, Triton's principal assets consisted of $15.3 million in cash, 44% (consisting of 676,050 shares of common stock) of Mission West Properties ("Mission West"), a publicly-traded real estate company, with a quoted market value of $1.4 million at such date, and 450,000 shares (with a face value of $3.6 million) of Series A Convertible Preferred Stock of Ridgewood Hotels, Inc. ("Ridgewood"), a diversified real estate company. Triton also held certain other miscellaneous assets and liabilities.

     On April 15, 1997, Triton Acquisition Corp., a wholly-owned subsidiary of Triton ("Merger Sub"), completed a merger (the "Alarmguard Merger") with Security Systems Holdings, Inc.("SSH"). The Alarmguard Merger was effected pursuant to an Agreement and Plan of Merger, dated December 23, 1996, as amended March 6, 1997 (the "Merger Agreement"), by and among Triton, Merger Sub and SSH. As a result of the Merger, Merger Sub has ceased to exist and SSH will continue as the surviving corporation and as a wholly-owned subsidiary of Triton. In addition, in connection with the Alarmguard Merger, Triton effected a one-for-ten reverse stock split (the "Reverse Stock Split") on April 15, 1997. All share and per share information herein has been retroactively restated to reflect the Reverse Stock Split.

     Pursuant to the Merger Agreement and in consideration of the Alarmguard Merger, SSH's stockholders received an aggregate of approximately 2,877,368 new shares of common stock of Triton, representing approximately 57% of the common stock outstanding upon consummation of the Reverse Stock Split and the Alarmguard Merger. Additionally, the combined company was renamed Alarmguard Holdings, Inc. ("Alarmguard"), the common shares of which are listed for trading on the American Stock Exchange under the symbol "AGD." Finally, as a result of the Alarmguard Merger, Alarmguard's fiscal year end was changed to December 31 and the Board of Directors of Triton was reconstituted to include five representatives from SSH's board of directors and two representatives from Triton's board of directors.

     The Merger will be accounted for as a "reverse acquisition" such that Triton will be designated the accounting acquiree and Alarmguard the accounting acquiror. As such, the net assets of Triton (principally cash) will be recorded at net book value and the pre-Merger financial statements of SSH will become the historical financial statements of Alarmguard Holdings, Inc. (formerly Triton Group Ltd.). In addition, SSH's pre-Merger stockholders' deficiency and loss per common share will be retroactively restated for the equivalent number of Merger Shares received by the stockholders of SSH in the Merger, with differences between the par values of Triton's stock and SSH's stock recorded as an adjustment to paid-in capital of Alarmguard.


MAJOR DEVELOPMENTS DURING FISCAL 1997

     During the year ended March 31, 1997, a number of material business transactions or events occurred as described below.

MISSION WEST'S SALE OF SUBSTANTIALLY ALL OF ITS OPERATING ASSETS AND CASH DISTRIBUTION TO ITS STOCKHOLDERS.

     On July 1, 1996, Mission West entered into a definitive agreement to sell substantially all of its real estate assets for approximately $42 million. On October 14, 1996, Mission West announced that it had exercised a "fiduciary out" pursuant to this agreement and entered into a new definitive agreement to sell all of its real estate assets for an aggregate purchase price of $46.5 million. On December 6, 1996, Mission West issued a "fiduciary out" pursuant to this second agreement and entered into a new definitive agreement to sell all of its real estate assets for an aggregate purchase price of $50.5 million. The last agreement was approved by the stockholders of Mission West on December 16, 1996, at a meeting held for such purpose. On January 20, 1997, Mission West completed the sale of all but one of the properties under contract generating gross cash proceeds of approximately $47.5 million before the repayment of approximately $29 million of secured real estate obligations on such properties. The sale of the last remaining property for gross cash proceeds of $3 million was consummated on May 6, 1997. On February 4, 1997, the board of directors of Mission West declared a cash dividend of $9.00 per share of Mission West common stock to stockholders of record on February 19, 1997, which was paid on February 27, 1997. This resulted in a cash distribution to Triton of approximately $6.1 million and a related gain of $1.6 million.

DIVIDEND FROM LA JOLLA.

     Prior to 1993, La Jolla Insurance Co. Ltd. ("La Jolla"), a wholly owned subsidiary of Triton, provided a $3 million directors and officers ("D&O") insurance policy to its parent corporation and Triton's predecessor, Intermark, Inc., and certain of Intermark's subsidiaries, which expired in April 1993. In late 1996, Triton reviewed its options with respect to this insurance policy, including the possibility of reinsuring the remaining risks. In December 1996, La Jolla reinsured the remaining risks under the D&O policy through the purchase of a three-year, $3 million tail insurance policy with a commercial insurance carrier at a cost of approximately $160,000, significantly below the reserves previously established for such risks at La Jolla. Following the acquisition of this tail policy, La Jolla paid a $3.1 million cash dividend to Triton.

DEFINITIVE AGREEMENT TO MERGE WITH SSH.

     On December 23, 1996, Triton entered into the Merger Agreement with SSH. The Merger Agreement provided for the issuance of new common shares of Triton to the stockholders of SSH such that the ownership of the combined entity would be divided 43% to Triton stockholders and 57% to the stockholders of SSH (See discussion above).


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


NARRATIVE DESCRIPTION OF BUSINESS

     At March 31, 1997, Triton did not consolidate any businesses but owned 44% of Mission West.

     Mission West is a real estate company which, prior to January 20, 1997, owned and managed ten commercial projects, including an executive aircraft center and related leaseholds, two office projects and a multi-tenant industrial project in Carlsbad, California, two business center projects and an office plaza in San Diego, California, an office and industrial building in Riverside, California, and an office/distribution center in Chandler, Arizona. Mission West also had one undeveloped land parcel. As discussed above, on January 20, 1997, Mission West completed the sale of nine of its properties and the land parcel and on May 6, 1997 completed the sale of its last property. On May 27, 1997, Mission West entered into a definitive agreement to sell six million newly issued shares of common stock to a group led by Berg & Berg Enterprises, Inc. (the "Berg Group") of Cupertino, California, owners of approximately 3.5 million square feet of commercial real estate in the South San Francisco Bay area. Pursuant to the agreement, the Berg Group will invest $900,000 and, prior to the closing of the transaction, Mission West will declare a cash distribution to its stockholders of not more than $3.20 per share of Mission West common stock, the equivalent of $2.2 million to Triton. The proposed transaction is subject to approval by the shareholders of Mission West, applicable regulatory approvals and certain other customary conditions.

     Mission West's shares are traded on the American Stock Exchange ("AMEX") and Pacific Stock Exchange ("PSE") under the trading symbol "MSW". Mission West had two employees at March 31, 1997, none of whom is represented by a union.


EMPLOYEES

     Triton had two employees at March 31, 1997. Additionally, Triton's two senior executives, Michael M. Earley, President and Chief Executive Officer, and Mark G. Foletta, Senior Vice President and Chief Financial Officer, were providing services to Triton pursuant to month-to-month consulting arrangements.

The services provided by these executives related to the ongoing management of the business affairs of Triton and included (a) the review of alternatives to maximize the value of the remaining assets of Triton, (b) the management of the liabilities and contingent liabilities of Triton, (c) the direction of Triton's efforts to identify potential merger candidates and the due diligence efforts with respect to such candidates, and (d) the coordination of Triton's financial reporting responsibilities as a public company.


ITEM 2. PROPERTIES

     At March 31, 1997, Triton occupied approximately two thousand square feet of office space in San Diego, California pursuant to a lease agreement.


ITEM 3. LEGAL PROCEEDINGS

     Triton is party to certain lawsuits arising out of its ordinary business activities. It is the opinion of Triton's management that the outcome of such litigation will not have a material adverse effect on Triton's financial position or its results of operations.

     In May 1995, a stockholder of Ridgewood commenced a derivative and class action lawsuit in Delaware Chancery Court against Ridgewood, its directors and Triton entitled STRASSBURGER V. EARLY, ET AL. (C.A. No. 14267). The lawsuit concerns a transaction entered into in August 1994 in which Ridgewood purchased from Triton all of the Ridgewood common stock then owned by Triton (which consisted of approximately 75% of Ridgewood's then outstanding common stock) for $8 million in cash and newly-issued Ridgewood preferred stock with a face value of $3.6 million. The complaint alleges that such transaction constituted a corporate waste and a breach by Triton of its alleged duties of loyalty and good faith as a majority stockholder to Ridgewood's other stockholders. The complaint seeks a rescission of the transaction and other unspecified monetary
relief.   Triton intends to defend vigorously against this lawsuit.  It is the opinion of Triton's management that the ultimate resolution of such litigation will not have a material adverse effect on Triton's financial position, results of operations or cash flows.


THE CHAPTER 11 PROCEEDINGS

     Triton, and its former parent, Intermark, each filed voluntary petitions for bankruptcy under Chapter 11 with the Bankruptcy Court on October 19, 1992. The following discussion is intended to illustrate certain aspects of Triton's Chapter 11 bankruptcy proceedings regarding the discharge of certain claims and debts, and is not a complete summary of such proceedings, the Bankruptcy Code or applicable case law.

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

     As a result of the confirmation and consummation of the Joint Plan, in accordance with Section 1141(d) of the Bankruptcy Code, Triton has been discharged of and from each and every Debt (as the term "Debt" is defined in the Bankruptcy Code) and Claim (as such term is defined in the Joint Plan) that arose against Triton or Intermark before the Effective Date of the plan, including without limitation, any Debt and Claim of a kind specified in Section 502(g) or 502(i) of the Bankruptcy Code, whether or not (i) a proof of claim based on such Debt or Claim was filed or deemed filed under Section 501 of the Bankruptcy Code, (ii) such Claim is allowed under Section 506 of the Bankruptcy Code, or (iii) the holder of such Claim has accepted the Joint Plan. In general, all pre-petition claims against Triton and Intermark have been discharged and have been accorded the treatment provided under the Joint Plan.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Registrant's security holders during the quarter ended March 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

  (A)  MARKET INFORMATION

     Prior to the Alarmguard Merger, Triton's common stock and warrants were both listed on the American Stock Exchange (the "AMEX") under the trading symbols of "TGL" and "TGLW", respectively. Following the Alarmguard Merger, the trading symbols of the common stock and warrants were changed to "AGD" and "AGDW", respectively. The following table summarizes the high and low closing market prices as reported by the AMEX for Triton common stock and Triton warrants, by quarter, for the two years ended March 31, 1997. These reported prices for the common stock have been retroactively restated to give effect to the Reverse Stock Split consummated in connection with the Alarmguard Merger on April 15, 1997.

                              Market Price of Common Stock
                        -------------------------------------------
                              1997                     1996
                        -----------------        ------------------
 Quarters Ended          High       Low           High       Low
 --------------         ------   --------        ------   ---------
  1st Quarter         $  5-5/8   $  3-3/4       $ 22-1/2  $ 18-1/8
  2nd Quarter            7-1/2      5-5/8         31-1/4    20
  3rd Quarter           10-5/8      6-7/8         31-7/8     3-1/8(1)
  4th Quarter           10          7-1/2          5-5/8     3-3/4

                                 Market Price of Warrants
                        -------------------------------------------
                              1997                      1996
                        ---------------           -----------------
 Quarters Ended          High     Low              High      Low
 --------------         ------   ------           ------   --------
  1st Quarter         $   1/4   $  1/8           $  1/4   $ 1/16
  2nd Quarter             3/16     1/16             1/2     1/8
  3rd Quarter             1/4      1/8              9/16    1/8
  4th Quarter             1/8      1/8              1/4     1/8


     (1) Triton completed a substantial distribution to its stockholders on December 8, 1995 which was valued at that time at approximately $25.40 per share of common stock of the Company after giving effect to the Reverse Stock Split.

  (B)  HOLDERS

     At April 15, 1997 there were approximately 1,400 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA




                                                                            Predecessor Company(a)
                                                                            ----------------------
                                                                Nine          Three
                                                               Months         Months
                                     Years Ended March 31       Ended          Ended    Year Ended
                                  -------------------------   March 31,       June 25,   March 31,
                                    1997     1996     1995      1994          1993(b)      1993
                                  -------   ------   ------    -------        ------    ----------
Statement of Operations Data:                (in thousands, except share amounts)

                                                                          ||
Revenues........................                              $  6,633    || $  1,735  $  6,836
Operating income (loss).........  $(1,365) $(5,427) $ (2,722)      421    ||     (312)   (3,381)
Income (loss) from continuing                                             ||
  operations....................    5,130   25,072   (10,633)  (14,199)   ||  (14,027)  (26,748)
Income (loss) from discontinued                                           ||
  operations....................             2,514   (13,604)     (961)   ||   (1,134)  (14,355)
Extraordinary items.............                                          ||  177,903     4,622
Net income (loss)...............  $ 5,130  $27,586  $(24,267) $(15,160)   || $162,742  $(36,481)
                                                                          ||
Per Share Data (c)(d):                                                    ||
 Income (loss) from continuing                                            ||
   operations...................     2.38    12.16     (5.34)    (7.11)   ||
 Income (loss) from discontinued                                          ||
   operations...................              1.22     (6.81)     (.48)   ||
  Net income (loss).............   $ 2.38  $ 13.38   $(12.15)   $(7.59)   ||
                                                                          ||
Shares outstanding at year end (d)  2,155    2,145     1,998     1,998(a) ||
Average shares, including                                                 ||
 common stock equivalents (d)...    2,155    2,061     1,998     1,998(a) ||



                                                                              Predecessor
                                                                                Company
                                         At March 31                  At      -----------
                            ------------------------------------    June 25,  At March 31,
                              1997      1996      1995     1994      1993(b)      1993
                            -------   -------   -------  -------   ---------  -----------
Balance Sheet Data:

Total assets (e)..........  $18,082   $14,883   $55,430  $182,181  $199,201 ||   $254,675
Long-term debt (e)........                915    25,837    89,478    94,116 ||    104,852
Other liabilities.........    2,546     2,887     5,716     9,200    12,329 ||      7,227
Liabilities subject                                                         ||
  to compromise...........                                                  ||    235,541
Minority interest in                                                        ||
  subsidiaries............                                 13,209    13,612 ||     13,573
Stockholders' equity                                                        ||
  (deficit)...............   15,065     9,935    17,806    41,895    57,715 ||   (161,461)

(a) Triton emerged from Chapter 11 bankruptcy proceedings on June 25, 1993 pursuant to the terms of the Joint Plan. Following the consummation of the Joint Plan, the results of Triton, which became a new entity for financial reporting purposes, are distinguished from the results of the predecessor company by a solid double line.

(b) Financial data as of and for the three months ended June 25, 1993 gives effect to the consummation of the Joint Plan.

(c) Per share data for period prior to June 25, 1993 are not presented because of the change in the capital structure on that date as a result of the consummation of the Joint Plan.

(d) These figures give retroactive effect to the Reverse Stock Split consummated in connection with the Alarmguard Merger on April 15, 1997.

(e) Triton generally does not restate its consolidated balance sheet to remove the assets, liabilities, and minority interest of discontinued operations. Consequently, balance sheet data includes the assets and liabilities of Liquor Barn, Inc. ("Liquor Barn"), National Airmotive Corporation ("National Airmotive"), Ridgewood and Western Metal Lath ("Western Metal"), prior to their respective dispositions. However, the consolidated balance sheet as of March 31, 1995 reflects the net assets and liabilities of National Airmotive as a single amount, despite the disposition date of June 2, 1995, because Triton entered into a contract to sell National Airmotive in March 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND RECENT DEVELOPMENTS

     Triton was a holding company which historically conducted business through a number of operating subsidiaries in various industries. Triton emerged from bankruptcy proceedings under Chapter 11 in June 1993 with operating control of six subsidiaries and a significant equity interest in a seventh company. Triton announced in August 1993 a plan to realize value for its stockholders over a relatively short period of time in the form of either cash or securities which, in the opinion of management, would be liquid and fairly valued given the underlying assets. Refer to the "Business Developments" section below which details the progress that Triton has made toward its goal since the emergence from Chapter 11 in 1993.

     At March 31, 1997, Triton held $15.3 million of cash, owned 44% of Mission West, a publicly-traded real estate company, owned 450,000 shares of Series A Convertible Preferred Stock with a face value of $3.6 million of Ridgewood, a publicly traded diversified real estate company, and 100% of La Jolla, a non-operating Bermuda insurance captive. On such date, Triton also held certain other assets with an estimated aggregate fair market value of approximately $200,000. These assets include notes and other receivables and a non-voting preferred stock interest in a private company. At March 31, 1997, Triton also had notes payable of approximately $1 million and certain liabilities in the amount of $1.9 million.

     On July 1, 1996, Mission West entered into a definitive agreement to sell substantially all of its real estate assets for approximately $42 million. On October 14, 1996, Mission West announced that it had exercised a "fiduciary out" pursuant to this agreement and entered into a new definitive agreement to sell all of its real estate assets for an aggregate purchase price of $46.5 million. On December 6, 1996, Mission West issued a "fiduciary out" pursuant to this second agreement and entered into a new definitive agreement to sell all of its real estate assets for an aggregate purchase price of $50.5 million. The last agreement was approved by the stockholders of Mission West on December 16, 1996, at a meeting held for such purpose. On January 20, 1997, Mission West completed the sale of all but one of the properties under contract generating gross cash proceeds of approximately $47.5 million before the repayment of approximately $29 million of secured real estate obligations on such properties. The sale of the last remaining property for gross cash proceeds of $3 million was consummated on May 6, 1997. On February 4, 1997, the board of directors of Mission West declared a cash dividend of $9.00 per share of Mission West common stock to stockholders of record on February 19, 1997, which was paid on February 27, 1997. This resulted in a cash distribution to Triton of approximately $6.1 million and a related gain of $1.6 million.

     On December 23, 1996, Triton entered into the Merger Agreement with SSH. The Merger Agreement provided for the issuance of new common shares of Triton to the stockholders of SSH such that the ownership of the combined entity would be divided 43% to Triton's stockholders and 57% to the stockholders of SSH. The

Alarmguard Merger was completed on April 15, 1997 and pursuant thereto, Triton effected the one-for-ten Reverse Stock Split. All share and per share information has been retroactively restated to reflect the Reverse Stock Split.

     Pursuant to the Merger Agreement, SSH became a wholly-owned subsidiary of Triton through the merger of Merger Sub with and into SSH, thus making SSH the legal acquiree and Triton the legal acquiror. However, because pursuant to the Merger Agreement, the SSH stockholders received approximately 57% of the outstanding Triton common stock, the Merger was accounted for as a "reverse acquisition." Triton was therefore designated the accounting acquiree and SSH the accounting acquiror. As such, the net assets (principally cash) of Triton (the issuing company) were recorded at net book value and the pre-Merger financial statements of SSH, the accounting acquiror (i.e., the legal acquiree) became the historical financial statements of the combined company. In addition, pre-Merger stockholders' deficiency and loss per share were retroactively restated for the equivalent number of shares received by the accounting acquiror (SSH), in the combination, with differences between the par value of the issuer's (Triton) and accounting acquiror's (SSH) stock recorded as an adjustment to paid-in capital of Alarmguard.

     Prior to 1993, La Jolla provided certain insurance coverage for its parent corporation and Triton's predecessor, Intermark and certain of Intermark's subsidiaries, including workers' compensation and D&O insurance. In October 1992, Intermark filed for reorganization under Chapter 11 of the United States Bankruptcy Code. At that time, the total liabilities of La Jolla (including reserves established for the risks inherent in these policies) exceeded its assets by approximately $0.5 million. As a result of the La Jolla insolvency and the Chapter 11 filing of Intermark, La Jolla was placed into a voluntary liquidation proceeding in Bermuda to be managed by a liquidator for the benefit of its creditors. In 1993, the remaining risks under the workers' compensation policies were reinsured with a commercial insurance carrier and the only remaining policy was a $3 million D&O insurance policy which expired in April 1993.

     Since La Jolla entered voluntary liquidation in late 1992, no actual claims have been filed and La Jolla has no remaining active policies. Additionally, La Jolla's assets have increased from $2.8 million in October 1992 to $3.4 million in December 1996 as a result of interest, dividends, and capital gains on invested balances. Given La Jolla's assets and the D&O policy limit of $3 million, the entity was deemed solvent during fiscal 1997. Triton received definitive notice of La Jolla's emergence from liquidation in the third quarter, and operating control of La Jolla was transferred back to Triton. Accordingly, Triton reconsolidated La Jolla as of December 31, 1996. In December 1996, La Jolla reinsured the remaining risk under the D&O policy through the purchase of a three-year, $3 million tail insurance policy from a commercial insurance carrier, at a cost of approximately $160,000. While Triton believes that it has fully reinsured the risks under the 1993 D&O policy with a financially sound insurance company, there can be no assurance that La Jolla or Triton would not have to fund any claims that the reinsurer fails to pay. Following the acquisition of the new tail policy, La Jolla paid a $3.1 million cash dividend to Triton.

     In January 1997, Triton received a cash payment of $511,000, representing a distribution on its claims pursuant to the bankruptcy liquidation plan of Liquor Barn. Triton expects to receive a final distribution from Liquor Barn in mid-1997 of up to approximately $100,000.

     The consolidated financial statements of Triton included herein have been prepared on a going concern basis assuming continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business.

     The Company will adopt the provisions of SFAS 128 "Earnings Per Share" as of December 31, 1997 (see Item 1. Business) as required. The adoption of this standard will not have a material effect on the reported amounts of the Company.



                              BUSINESS DEVELOPMENTS

     During the three fiscal years ended March 31, 1997, the following corporate changes or significant events took place:

FISCAL YEAR 1995

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

     - Triton entered into an agreement to sell its entire ownership interest in National Airmotive in March 1995. In June 1995, Triton completed the sale of National Airmotive for cash proceeds of $11.3 million and the assumption of National Airmotive's debt by the buyer.

     - The Actava Group, Inc. ("Actava"), then 25.5% owned by Triton, completed the sale of its interest in Qualex, Inc. and exchanged its interest in its four sporting goods subsidiaries to Roadmaster Industries, a sporting goods company listed on the New York Stock Exchange, for 39% of the outstanding shares of Roadmaster.

     - Actava signed a definitive agreement to merge with Orion Pictures, Inc. ("Orion"), MCEG Sterling Incorporated ("MCEG") and Metromedia International Telecommunications, Inc. ("MITI"), with the combined new company to be called Metromedia International Group, Inc.
          ("Metromedia").   The merger was subject to successful refinancing of
          the Orion debt, Actava and Orion stockholder approval, and other customary approvals and conditions.

     - Triton delivered 100,000 shares of common stock of Mission West to Mission West in exchange for a revised lease agreement for the facility leased by Mission West to Triton's then wholly owned subsidiary, Western Metal. This event caused Triton's ownership in Mission West to decline to 49.4%, below the required level for consolidation in Triton's consolidated financial statements.

FISCAL YEAR 1996

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

     - Actava completed its merger with Orion, MCEG and MITI and the combined entity was renamed Metromedia International Group, Inc.

     - Triton completed a special distribution to its stockholders consisting of $15.70 in cash and .66 of a share of common stock of Metromedia for each outstanding share of Triton common stock. The value of the distribution at that time was $25.40 per share of Triton common stock after giving effect to the Reverse Stock Split.

     - Triton announced that it had retained an investment banking firm to assist it in developing and evaluating proposals for potential acquirors, acquisition candidates or merger partners.

FISCAL YEAR 1997

     - On December 5, 1996, La Jolla completed a $3.1 million cash dividend to Triton.

     -    On December 23, 1996, Triton entered into the Merger Agreement with
          SSH.

     - On January 28, 1997, Triton received $511,000 in cash representing a second distribution pursuant to Liquor Barn's bankruptcy plan of liquidation.

     - On February 27, 1997, following the sale of substantially all of Mission West's real estate properties on January 20, 1997, as discussed above, Mission West paid a cash dividend of $9.00 per share of Mission West common stock, which resulted in a cash distribution to Triton of approximately $6.1 million.

     As a result of the Liquor Barn bankruptcy liquidation plan, and the sales of Ridgewood, National Airmotive and Western Metal, the operations of Liquor Barn, Ridgewood, National Airmotive and Western Metal have been classified as discontinued operations in the consolidated statements of operations and cash flows for all periods presented prior to their respective sale dates in the consolidated financial statements of Triton.

                         LIQUIDITY AND CAPITAL RESOURCES


     Triton's principal remaining assets at March 31, 1997 consisted of approximately $15.3 million of cash, its 44% interest in Mission West with a quoted market value of $1.4 million at March 31, 1997 and certain other assets. Triton's ability to realize the remaining value of its ownership in the Mission West shares on a short-term basis is limited by, among other things, market conditions and securities law restrictions. On May 27, 1997, Mission West entered into a definitive agreement to sell six million newly issued shares of common stock to the Berg Group. Pursuant to the agreement, the Berg Group will invest $900,000 and, prior to the closing of the transaction, Mission West will declare a cash distribution to its stockholders of not more than $3.20 per share of Mission West common stock or the equivalent of $2.2 million to Triton. The proposed transaction is subject to approval by the shareholders of Mission West, applicable regulatory approvals and certain other customary conditions.

     Triton also owns 450,000 shares of Series A Preferred Stock of Ridgewood with a face value of $3.6 million, which is carried in Triton's consolidated balance sheet at $2 million. Triton currently accrues a quarterly dividend of $90,000 on this investment and the preferred stock is redeemable at any time by Ridgewood at its face value plus accrued dividends. The preferred stock is convertible by Triton at any time into 1,350,000 Ridgewood common shares, which would represent approximately 47% of the Ridgewood common shares then outstanding, or 40% fully diluted. Management is currently evaluating various alternatives for realizing the value of this asset.

     As discussed above, on December 5, 1996, Triton's wholly-owned insurance captive, La Jolla, paid a $3.1 million cash dividend to Triton, and on January 28, 1997, Triton received a cash distribution of $511,000 from Liquor Barn. Additionally, on February 10, 1997, Triton advanced $500,000 to SSH pursuant to a bridge financing agreement (the "Bridge Note"). On April 15, 1997, in connection with the Alarmguard Merger, the Bridge Note was cancelled.

     Triton's quarterly cash requirements, prior to the completion of the Alarmguard Merger on April 15, 1997, included approximately $300,000 of corporate level general and administrative expenses. Triton does not have any material capital requirements or other commitments for capital in the next year.

                              RESULTS OF OPERATIONS

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

ACTAVA

     Prior to the sale of 3.1 million shares of Actava in October 1995, Triton recorded the results of Actava on a three-month delayed basis such that Actava's calendar year results were recorded within Triton's fiscal year which ended on March 31. Equity losses from Actava amounted to $7.1 million in fiscal year 1995 and $12.1 million in 1996, which included Triton's share of Actava's results through September 1995. Actava's loss in calendar 1994 reflected operating losses at Actava's Snapper Power Equipment Division ("Snapper") and to a lesser extent reduced operating profits at the sporting goods group of companies. Actava attributed the Snapper losses to manufacturing problems associated with newly introduced products as well as increased product related expenses such as warranty. Actava attributed the reduced operating earnings at the sporting goods companies to Diversified Products, acquired by Actava in June 1993, which recorded losses for the period due to a cautious retail environment as well as production problems caused by the late delivery of certain product components.

     The increased losses recorded by Actava during the nine months ended September 30, 1995, recorded by Triton in fiscal year 1996, were attributed to increased operating losses at Snapper due to reduced sales caused by the continuance of a dealer direct sales program which resulted in repurchases of certain finished goods inventory from Snapper's distributors. The losses were also attributed to increased selling and administrative expenses at Snapper and the elimination of the operating profit of the sporting goods companies sold in December 1994.

MISSION WEST

     Triton recorded equity in earnings from Mission West of $154,000, $51,000 and $1,520,000 in 1995, 1996 and 1997, respectively. As discussed above, in January 1997, Mission West completed the sale of substantially all of its real estate assets and recognized a gain of approximately $3.4 million after income taxes. Additionally, in February 1997, Mission West completed a $9.00 per share cash distribution to its stockholders, resulting in a $6.1 million cash distribution to Triton. Triton accounted for this distribution as a reduction of its carrying value of Mission West until the carrying value was reduced to zero. The distribution in excess of the carrying value of approximately $1.6 million was recorded as a gain by Triton in 1997.

CONSOLIDATED OPERATIONS

     YEAR ENDED MARCH 31, 1995. The consolidated operating loss of $2.7 million in fiscal year 1995 consisted solely of corporate level general and administrative expenses and compared to break-even operating results in the comparable period in the prior year. The fiscal 1995 loss reflects primarily the deconsolidation of the operating results of Mission West at the beginning of fiscal 1995 which generated operating earnings of $2.6 million in the comparable prior year period.

     The loss from continuing operations of $10.7 million in fiscal 1995 compared to a loss in the comparable prior year period of $28.2 million. The significant reduction in the loss from continuing operations as compared to the prior year, despite the $2.7 million increased operating loss discussed above, is a result of several factors including $10.7 million of reorganization costs recorded in the prior year, reduced equity losses of Actava of $4.1 million in fiscal year 1995, reduced interest expense of $3.7 million and reduced combined other expenses of approximately $1.7 million. The reduction in interest expense reflects primarily the deconsolidation of Mission West's operating results in fiscal year 1995.

     The fiscal year 1995 net loss of $24.3 million compared to net income of $147.6 million in the comparable prior year period. The prior year included an extraordinary gain of $178 million associated with the conversion of substantially all of the unsecured debt of Triton's predecessor company to equity pursuant to the Joint Plan. Fiscal year 1995 included a loss from discontinued operations of $13.6 million, reflecting primarily the loss on the sale of National Airmotive. The comparable prior year period included a loss from discontinued operations of $2.1 million reflecting the combined operating results of National Airmotive, Ridgewood, Liquor Barn and Western Metal.

     YEAR ENDED MARCH 31, 1996. The operating loss in fiscal 1996 of $5.4 million compared to an operating loss of $2.7 million in the prior year. In both years the losses consisted solely of corporate level general and administrative expenses. The increased 1996 expenses included $1.8 million of bonuses and severance payments and $1.4 million ($678,000 of which was non-cash) of stock option and warrant compensation. Effective January 2, 1996, the three executive officers of Triton were terminated as employees. Two of the three executives continued to provide services to Triton on a consulting basis until the completion of the Alarmguard Merger. In connection with their terminations, the executives received one-year severance payments pursuant to employment agreements with Triton. The stock option and warrant compensation was recognized in connection with the participation in the special distribution to stockholders in December 1995 of the executive officers, directors and certain financial consultants of Triton who held options and warrants to purchase Triton common stock. Partially offsetting the non-recurring expenses described above was a $0.5 million reduction in the recurring corporate level expenses.

     The income from continuing operations in fiscal 1996 of $25.1 million compared to a loss of $10.7 million in the prior year. The improvement in the current year, despite the increased operating expenses of $2.7 million described above, reflects a $39.6 million gain on the sale of 3.1 million common shares of Actava, a $1.2 million reduction in interest expense due to the repayment of the majority of the secured debt in October 1995 and a $3.1 million improvement in interest, dividends and other income. The increase in other income in 1996 reflects primarily the effect of a binding arbitration award received by Triton in connection with a litigation matter combined with the adjustment of certain reserves based upon revised estimates of certain contingencies. Partially offsetting these improvements were increased equity losses of Actava of $5 million recorded by Triton prior to the sale of the common shares of Actava in October 1995 and a $0.4 million reduction in the income tax benefit.

     Net income in 1996 of $27.6 million compared to a net loss of $24.3 million in the prior year. Fiscal 1996 included income from discontinued operations of $2.5 million reflecting principally the gain on the sale of Western Metal. The prior year included a loss from discontinued operations of $13.6 million reflecting primarily the loss on the sale of National Airmotive.

     YEAR ENDED MARCH 31, 1997. Consolidated income from continuing operations for the year ended March 31, 1997 was $5.1 million compared to income of $25.1 million during the comparable period in the prior year. The prior year period included the $39.6 million gain on the sale of Actava discussed above, partially offset by $12.1 million in equity losses of Actava prior to the sale.

     Corporate level general and administrative expenses were $1.4 million in 1997 compared to $5.4 million in 1996. The $4 million decline in these expenses reflects a reduction in salaries and professional fees consistent with the reduced operations of Triton, combined with the fact that the prior period included approximately $1.8 million of executive bonuses and severance payments and $1.4 million of stock option and warrant compensation as discussed above. Interest expense in 1997 was $107,000 compared to interest expense of $1.6 million in the comparable prior year period. The interest expense in the prior year related primarily to interest on secured debt repaid following the sale of the Actava common shares in October 1995.

     The current year period included $1.5 million of equity in earnings and a $1.6 million gain from Mission West as discussed above and a $3.2 million non-recurring gain on the reconsolidation of La Jolla following La Jolla's emergence from liquidation proceedings, and the reissuance of its remaining risks, for an amount significantly below the book reserves established for such risks. Additionally, the current year included $0.4 million of interest, dividends and other income compared to $3.4 million in the prior year. The prior year amount consisted primarily of a $1.8 million binding arbitration award combined with the adjustment of certain reserves based upon revised estimates. Finally, fiscal 1997 included $151,000 of tax expense compared to a tax benefit of $1.1 million in the prior year.

     Net income for the year ended March 31, 1997 was $5.1 million compared to $27.6 million in the comparable prior year period. The prior year period also included income from discontinued operations of $2.5 million, reflecting the gain on the sale of Western Metal, partially offset by the operating losses of Western Metal prior to disposition.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Triton Group Ltd.

We have audited the accompanying consolidated balance sheet of Triton Group Ltd. as of March 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triton Group Ltd. at March 31, 1997, and the consolidated results of its operations and its cash flows for the year ended March 31, 1997, in conformity with generally accepted accounting principles.



                                                    /s/  ERNST & YOUNG LLP
Stamford, Connecticut
June 24, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Triton Group Ltd.

In our opinion, based upon our audits and the report of other auditors, the consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in stockholders' equity as of and for each of the two years in the period ended March 31, 1996 (appearing on pages 22 through 26 of Triton Group Ltd.'s Annual Report on Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of Triton Group Ltd. and its subsidiaries (the Company) as of and for each of the two years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Actava Group Inc. (Actava), in which the Company had a 25.5% interest as of March 31, 1995. Actava's financial statements as of and for the year ended December 31, 1994 were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts reported by Actava, before adjustment for the determination of the Company's shares of Actava's net loss for the year ended December 31, 1994, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of the Company for any period subsequent to March 31, 1996.



/s/ PRICE WATERHOUSE LLP
    San Diego, California
    May 23, 1996, except as to the
    Reverse Stock Split discussed
    in Note 1, which is as of
    June 25, 1997

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders
The Actava Group Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of The Actava Group Inc. and subsidiaries for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, cash flows and stockholders' equity of The Actava Group Inc. and subsidiaries referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                    /s/  ERNST & YOUNG LLP
Atlanta, Georgia
March 10, 1995

                                TRITON GROUP LTD.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                                                         At March 31
                                                     ------------------
                                                       1997      1996
ASSETS                                               --------  --------
Current assets:
  Cash and cash equivalents.........................  $15,307   $ 7,934
  Federal income taxes receivable...................              1,100
  Other current assets..............................      670       248
                                                     --------  --------
       Total current assets.........................   15,977     9,282


Investment in Mission West Properties...............              2,973
Other...............................................    2,105     2,628
                                                     --------  --------
                                                      $18,082   $14,883
                                                     ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.................               $915
  State income taxes payable........................                700
  Accrued liabilities...............................     $471       446
                                                     --------  --------
       Total current liabilities....................      471     2,061
                                                     --------  --------

Other liabilities...................................    2,546     2,887

Commitments and contingencies (Note 6)..............

Stockholders' equity (Note 1):
  Common stock, $.0001 par value
    Shares issued and outstanding:
    1997 - 2,155, 1996 - 2,145......................        2         2
  Additional paid-in capital........................   21,774    21,774
  Accumulated deficit...............................   (6,711)  (11,841)
                                                     --------  --------
     Total stockholders' equity                        15,065     9,935
                                                     --------  --------
                                                      $18,082   $14,883
                                                     ========  ========



See notes to consolidated financial statements.

                                TRITON GROUP LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      Years Ended March 31
                                                   --------------------------
                                                    1997      1996      1995
                                                   ------    ------    ------

Costs and expenses:
  General and administrative expenses.........     $1,365   $ 4,043  $  2,722
  Stock option and warrant compensation.......                1,384
                                                   ------   -------   -------
                                                    1,365     5,427     2,722
                                                   ------   -------   -------
Operating loss................................     (1,365)   (5,427)   (2,722)

Other income (expenses):
  Interest expense:
    The Actava Group..........................               (1,252)   (2,434)
    Other.....................................       (107)     (337)     (362)
  Equity in earnings (losses):
    The Actava Group..........................              (12,106)   (7,083)
    Mission West Properties...................      1,520        51       154
  Interest, dividends and other...............        402     3,405       272
  Gain on the sale of The Actava Group........               39,603
  Gain from La Jolla Insurance Company, Ltd...      3,240
  Gain on distribution from Mission West
    Properties................................      1,591
                                                   ------   -------   -------
Income (loss) before income taxes.............      5,281    23,937   (12,175)
Income tax benefit (expense)..................       (151)    1,135     1,512
                                                   ------   -------   -------
Income (loss) from continuing operations......      5,130    25,072   (10,663)
Income (loss) from discontinued operations....                2,514   (13,604)
                                                   ------   -------   -------
Net income (loss).............................     $5,130   $27,586  $(24,267)
                                                   ======   =======   =======
Per share (Note 1):
  Income (loss) from continuing operations....      $2.38    $12.16   $ (5.34)
  Discontinued operations.....................                 1.22     (6.81)
                                                   ------   -------   -------
    Net income (loss).........................      $2.38    $13.38   $(12.15)
                                                   ======   =======   =======



See notes to consolidated financial statements.

                                TRITON GROUP LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                     Years Ended March 31
                                                 ----------------------------
                                                  1997       1996      1995
                                                 --------  --------   -------

Cash flows from operating activities:
  Net income (loss)..........................     $ 5,130   $27,586  $(24,267)
  Adjustments to reconcile net income (loss)
   to net cash provided (used) by operating
   activities:
    Depreciation and amortization............           6        11        11
    Equity in (earnings) losses..............      (1,520)   12,055     6,929
    Gain on distribution from Mission West
     Properties..............................      (1,591)
    Stock options and warrant compensation...                   678
    (Gain) loss on sale of subsidiaries,
     investees and property..................               (42,117)   13,547
    Increase (Decrease) in accounts receivable
     and other current assets................          78       155      (193)
    Decrease in accounts payable
     and accrued liabilities.................        (316)   (3,493)   (1,584)
    Changes in other assets and other, net...         254      (520)      495
    Discontinued operations..................                   (36)   (1,923)
                                                  -------  --------   -------
      Net cash provided (used) by
       operating activities..................       2,041    (5,681)   (6,985)
                                                  -------  --------   -------
Cash flows from investing activities:
  Proceeds from the sale of operating
    subsidiaries.............................                63,295     8,042
  Cash received from Liquor Barn, Inc........         511     2,463
  Cash distribution from Mission West
    Properties...............................       6,084
  Cash increase (decrease) from
    reconsolidation (deconsolidation) of
    subsidiaries.............................         152        (2)   (2,161)
  Advances to Alarmguard.....................        (500)
  Discontinued operations....................                          (2,871)
                                                  -------  --------   -------
     Net cash provided by investing
       activities............................       6,247    65,756     3,010
                                                  -------  --------   -------

 (Continued)

                                TRITON GROUP LTD.
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)


                                                     Years Ended March 31
                                                 ----------------------------
                                                   1997      1996       1995
                                                 --------  --------   -------

Cash flows from financing activities:
   Repayment of long-term debt:
     The Actava Group........................               (20,476)   (5,000)
     Other...................................        (915)   (1,043)     (489)
   Cash distribution to stockholders.........               (31,596)
   Discontinued operations...................                           2,712
                                                 --------   -------   -------
     Net cash used by financing activities...        (915)  (53,115)   (2,777)
                                                 --------   -------   -------
Change in cash and cash equivalents..........       7,373     6,960    (6,752)
Cash and cash equivalents
   at beginning of period....................       7,934       974     7,726
                                                 --------   -------   -------
Cash and cash equivalents at end of period...     $15,307    $7,934      $974
                                                 ========   =======   =======


Supplemental disclosure of cash flow information:

   Interest payments.........................     $  (108)  $(1,564)  $(3,033)
   Income tax payments.......................     $    23   $(1,457)  $  (326)

Non-cash financing activity:
   Distribution of common shares of
     The Actava Group to stockholders........               $19,636




See notes to consolidated financial statements.

                                TRITON GROUP LTD.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)




---------------------------------------------------------------------------------------
                                  Common Stock                       Unrealized
                                ----------------           Accumu-     Gain on
                               Shares            Paid-in    lated      Invest-
                              (Note 1)   Amount  Capital   Deficit      ments    Total
----------------------------- ----------------------------------------------------------
 BALANCE AT MARCH 31, 1994...  1,998         $2  $57,053  $(15,160)            $41,895
Subsidiary equity
  transactions and other.....                        178                           178
Net loss.....................                              (24,267)            (24,267)
                               -----    -------  -------   -------             -------
 BALANCE AT MARCH 31, 1995...  1,998          2   57,231   (39,427)             17,806

Exercise of stock options
  and warrants...............    147
Subsidiary equity
  transactions and other.....                        657                           657
Unrealized gain on
  investments................                                         15,152    15,152
Distribution to stockholders.                    (36,114)            (15,152)  (51,266)
Net income...................                               27,586              27,586
                               -----    -------  -------   -------    ------   -------
 BALANCE AT MARCH 31, 1996...  2,145          2   21,774   (11,841)              9,935

Exercise of stock options....     10
Net income...................                                5,130               5,130
                              ------    -------  -------   -------   -------   -------
 BALANCE AT MARCH 31, 1997...  2,155         $2  $21,774   $(6,711)            $15,065
                              ======    =======  =======   =======   =======   =======



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

     In August 1993, the Company announced a corporate strategy to return value to its new stockholders, in the form of cash and/or liquid securities over a relatively short period of time. During 1995, 1996 and 1997 several transactions and events have occurred (see Notes 2 and 3) consistent with this strategy. Triton's remaining holdings as of March 31, 1997 consisted of $15.3 million of cash, a 44% interest in Mission West Properties, and certain other non-operating assets. Due to uncertainty surrounding the timing of the realization of the remaining assets, the consolidated financial statements have been prepared on a going concern basis assuming continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business.

     On December 23, 1996, Triton entered into the Merger Agreement with SSH. The Merger Agreement provided for the issuance of new common shares of Triton to the stockholders of SSH such that the ownership of the combined entity would be divided 43% to Triton stockholders and 57% to the stockholders of SSH. On
April 15, 1997, Triton completed the Alarmguard Merger (see Note 10).

     The following are the Operating Subsidiaries as of and during the three years ended March 31, 1997:

                                                Ownership       Date of
Operating Subsidiary                            Percentage (A)  Disposition
--------------------                            ----------      -----------

The Actava Group Inc. ("Actava")                       26%     December 1995
Mission West Properties ("Mission West")               44%(B)         -
Western Metal Lath ("Western Metal")                  100%     November 1995
National Airmotive Corporation
  ("National Airmotive")                              100%       June 1995
Ridgewood Hotels, Inc. ("Ridgewood")                   74%      August 1994
Liquor Barn, Inc. ("Liquor Barn")                      75%      May 1994 (C)

(A)  At March 31, 1997 or prior to disposition.
(B) Ownership percentage was 53% prior to February 1995 and 49% prior to February 1997 (see Note 4).
(C)  Date Liquor Barn bankruptcy plan was confirmed.

REVERSE STOCK SPLIT: In connection with the Alarmguard Merger, Triton filed an Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse stock split on all outstanding shares of common stock. All share and per share data in the accompanying financial statements has been retroactively restated to give effect to the Reverse Stock Split (See Note 10).

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

FINANCIAL STATEMENT PREPARATION: The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

EARNINGS PER SHARE: The computation of earnings per share for the years ended March 31, 1997, 1996 and 1995 is based upon the weighted average number of shares outstanding during the applicable period, including dilutive stock options and warrants, if any. The average number of common shares and equivalents was 2,155,349, 2,061,188 and 1,997,848 for the years ended March 31, 1997, 1996 and 1995, respectively. These share figures give retroactive effect to the one-for-ten Reverse Stock Split consummated in connection with the Alarmguard Merger on April 15, 1997. The Company will adopt the provision of SFAS 128, "Earnings Per Share", as of December 31, 1997 (see Note 10) as required. The adoption of this statement will not have a material effect on the amounts reported by the Company.

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

STOCK-BASED COMPENSATION: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS 123 was adopted by the Company as required in its fiscal 1997 financial statements and did not have a material effect on the Company's financial position or results of operations. Upon adoption of SFAS 123, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and provides pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense. Pro forma information has not been disclosed as amounts reported are not materially different.

LONG-LIVED ASSETS: In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which the Company adopted prospectively in fiscal 1996. Pursuant to this Statement, companies are required to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill when there is evidence that events or changes in circumstances that indicate that the carrying value may not be recoverable. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. The adoption of SFAS 121 did not have a significant impact on the Company's financial position or results of operations.

CHANGES IN PRESENTATION: Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation. These changes in presentation have no effect on previously reported net income or loss.

FISCAL YEAR: The Company's fiscal year ends on the Friday nearest March 31. The results of Operating Subsidiaries having fiscal year ends different from Triton are reflected through the end of their fiscal year if within 93 days before March 31 or their most recent four fiscal quarters as follows:

                                              PERIOD INCLUDED IN THE
                                              COMPANY'S CONSOLIDATED
                            FISCAL            FINANCIAL STATEMENTS
     OPERATING SUBSIDIARY   YEAR END          FOR A FISCAL YEAR
     --------------------   --------          -----------------

     Actava                December 31        January - December
     Mission West          November 30        March - February

NOTE 2 - DISPOSITIONS

LIQUOR BARN
     In September 1993, Liquor Barn (75% owned by Triton at that time), Triton and Liquor Barn's Official Creditors' Committee determined that an orderly liquidation of the retailer's assets was in the best interests of its creditors. In addition to its equity ownership, Triton was the single largest creditor of Liquor Barn. Liquor Barn had been operating its remaining stores as a debtor-in-possession since its Chapter 11 filing in May 1993 and, along with its creditors, reviewed various options to maximize the value of the enterprise. Liquor Barn filed its formal Plan of Liquidation with the Bankruptcy Court in January 1994 and the Chapter 11 Plan was confirmed in May 1994. The liquidation of the entity has been substantially completed. In February 1995, the Official Creditors' Committee of Liquor Barn filed an objection to Triton's claims asserting that the claims should be equitably subordinated to the other unsecured claims of Liquor Barn by virtue of Triton's status as an insider of Liquor Barn. Triton vigorously opposed the Creditor's Committee objection. In July 1995, Triton and the Creditors' Committee settled the dispute and the Company reduced its claims against Liquor Barn. Triton received approximately $2.5 million in November 1995 and $511,000 in January 1997 pursuant to Liquor Barn's distributions to its creditors. Triton expects to receive up to another $100,000 related to its Liquor Barn claims. The Liquor Barn proceedings are expected to be completed in calendar 1997.

     In connection with the fresh start accounting adjustments recorded at June 25, 1993, Triton determined the value of its interest in Liquor Barn to be approximately $5 million. This valuation process included the review of several factors including liquidation analyses prepared by Liquor Barn management at that time. Liquor Barn revised its liquidation analysis in connection with the filing of its Plan and Disclosure Statement in March 1994 and estimated at that time that the unsecured creditors would realize approximately $.53 for each $1.00 of allowed claim. Accordingly, Triton decreased the carrying value of its Liquor Barn claims to $3.5 million in fiscal 1994. In connection with the settlement described above, the carrying value was decreased to $3 million in fiscal 1996, of which $2.5 million was received by Triton in November 1995 and $511,000 was received by Triton in January 1997. Other long-term assets includes $25,000 and $537,000 at March 31, 1997 and 1996, respectively, related to Triton's claims against Liquor Barn. As a result of Liquor Barn's Liquidation Plan, the consolidated statements of operations and cash flows were restated for the applicable periods to reflect Liquor Barn as a discontinued operation.

RIDGEWOOD PROPERTIES
     In August 1994, Triton completed the sale of 1,455,280 shares of common stock of Ridgewood to Ridgewood for $8 per share, the consideration consisting of $8 million cash and 450,000 shares of newly issued Ridgewood Series A Preferred Stock. The preferred stock is nonvoting, redeemable by Ridgewood at $8 per share and pays an annual dividend of $.80 per share. Triton may convert the preferred stock into 1,350,000 Ridgewood common shares, which would represent approximately 47% of the Ridgewood common shares then outstanding, or 40% fully diluted. Triton deferred a gain of approximately $1.6 million on the transaction until the Company realizes cash value for its remaining interest in Ridgewood. Accordingly, the carrying value of the preferred stock investment is $2 million, compared to a face value of $3.6 million, which amount is included in other long-term assets in the consolidated balance sheet at March 31, 1997 and 1996 and is accounted for using the cost method of accounting. Triton management estimates the fair value of this investment to be approximately $3.3 million at March 31, 1997, determined using a discounted cash flow analysis.

     As a result of this transaction, the operating results of Ridgewood through the date of disposition have been classified as a discontinued operation in the consolidated statements of operations and cash flows for all periods presented. Revenues of Ridgewood through the date of disposition were $1.8 million in 1995.

NATIONAL AIRMOTIVE
     On June 2, 1995, Triton completed the sale of National Airmotive for cash proceeds of $11.3 million plus assumption of National Airmotive's debt by the buyer. Triton recognized a loss on the sale of approximately $13.6 million. As a result of the sale, the operating results of National Airmotive prior to the sale have been classified as a discontinued operation in the consolidated statements of operations and cash flows. Revenues of National Airmotive were $83.1 million in 1995.

WESTERN METAL LATH
     On November 7, 1995, Triton completed the sale of Western Metal for cash consideration of $3 million and the assumption of all of Western Metal's debt by the buyer. Triton recognized a gain of approximately $2.6 million which is included in discontinued operations in the consolidated statement of operations for the year ended March 31, 1996. As a result of the sale, the operating results of Western Metal have been classified as a discontinued operation in the consolidated statements of operations and cash flows for all periods presented. Revenues of Western Metal were $19.3 million through the date of sale in 1996 and $27.2 million for the year ended March 31, 1995.

     Income (loss) from discontinued operations included in the consolidated statement of operations consists of the following (in thousands):

                                                        Years Ended
                                                         March 31
                                                     -----------------
                                                      1996      1995
                                                     -------  --------
Gain on sale of Western Metal................        $ 2,564
Loss on sale of National Airmotive...........                 $(13,634)
Net operating results of:
  Western Metal..............................            (50)   (1,066)
  National Airmotive.........................                      631
  Ridgewood..................................                      465
                                                     -------  --------
Income (loss) from
  discontinued operations....................        $ 2,514  $(13,604)
                                                     =======  ========


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

     On October 20, 1995, Triton consummated the sale in a block transaction of three million common shares of Actava owned by the Company pursuant to a registration statement on Form S-3. The proceeds of the sale amounted to approximately $49.5 million of which approximately $18 million was used to repay in full the outstanding loan balance that Triton had from Actava secured by a portion of the Actava shares owned by Triton (see Note 5). On October 25, 1995, Triton completed the sale of an additional 59,384 common shares of Actava for net cash proceeds of approximately $1 million. In fiscal 1996, Triton recognized an accounting gain on the sales of the Actava common shares of approximately $39.6 million after transaction expenses.

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

     Summarized consolidated financial information of Actava for the year ended December 31, 1994 and the nine months ended September 30, 1995 is as follows (in thousands):


CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                           Nine Months
                                              Ended         Year Ended
                                          September 30,     December 31,
                                               1995             1994
                                           -----------      -----------
  Net sales...........................       $123,912         $551,828
  Costs and expenses..................        173,058          575,284
  Loss from continuing operations.....        (49,146)         (23,456)
  Loss from discontinued operation....                         (40,693)
  Net loss............................        (49,146)         (65,750)


NOTE 4 - INVESTMENT IN MISSION WEST PROPERTIES

     At March 31, 1997, Triton owned 44% (represented by 676,050 common shares) of the outstanding common stock of Mission West, a real estate company listed on the American Stock Exchange. Mission West owned and managed ten commercial real estate projects and one undeveloped land parcel. On July 1, 1996, Mission West entered into a definitive agreement to sell substantially all of its real estate assets for approximately $42 million. On October 14, 1996, Mission West exercised a "fiduciary out" pursuant to this agreement and entered into a new definitive agreement to sell all of its real estate assets for an aggregate purchase price of $46.5 million. On December 6, 1996. Mission West issued a "fiduciary out" pursuant to this second agreement and entered into new definitive agreement to sell all of its real estate for an aggregate purchase price of $50.5 million.

     The last agreement was approved by the stockholders of Mission West on December 16, 1996 at a meeting held for such purpose. On January 20, 1997, Mission West completed the sale of all but one of the properties under contract generating gross cash proceeds of approximately $47.5 million before the repayment of approximately $29 million of secured real estate obligations on such properties. On February 27, 1997, Mission West completed a cash distribution of $9.00 per share to its stockholders resulting in a cash distribution to Triton of approximately $6.1 million. On May 6, 1997, Mission West completed the sale of the remaining property for gross cash proceeds of $3 million.

     At March 31, 1997, Triton's investment in Mission West was carried in the consolidated balance sheet at no value, which was less than its equity in Mission West's net assets of $2 million.

     The majority of this difference was created in June 1993 in connection with Triton's adoption of fresh start accounting following its reorganization and emergence from bankruptcy, and has historically been accounted for by Triton as a reduction in the value of the real estate investments recorded at Mission West.

During 1995, Mission West recorded a valuation reserve on its real estate investments of $5.2 million and Triton's $2.7 million share of this provision was not recognized as a loss in the consolidated financial statements, but was offset against the reserve established in June 1993. The Mission West shares owned by Triton, based on the closing price of such stock for such date, had a quoted market value of $1.4 million at March 31, 1997.

     Triton accounts for this investment using the equity method of accounting and its share of the earnings of Mission West are recorded on a one-month delayed basis, enabling Triton to reflect the results of Mission West for the twelve month period ended February 28, 1997 within Triton's year ended March 31, 1997.

     Summarized financial information of Mission West as of February 28, 1997, 1996 and 1995 and the three years then ended is as follows (in thousands):

    CONDENSED BALANCE SHEET
                                                  At February 28
                                                ------------------
                                                  1997      1996
                                                -------   --------
    Current assets............................  $ 2,781    $ 3,347
    Real estate investments, net..............    3,023     42,861
    Other assets..............................      900      1,032
                                                -------    -------
                                                $ 6,704    $47,240
                                                =======    =======

    Current liabilities.......................  $ 2,165    $ 1,310
    Notes payable.............................              31,700
    Stockholders' equity......................    4,539     14,230
                                                -------    -------
                                                $ 6,704    $47,240
                                                =======    =======

    CONDENSED STATEMENT OF OPERATIONS

                                                  Years Ended February 28
                                               -----------------------------
                                                 1997       1996      1995
                                               --------    -------   -------
    Rental revenues...........................  $ 6,995    $ 7,534   $ 7,258
    Sales of real estate......................   47,500        375       596
                                               --------    -------   -------
                                                 54,495      7,909     7,854
                                               --------    -------   -------
    Operating costs and expenses..............    5,708      3,032     3,032
    Costs of real estate sold.................   42,651          7
    Depreciation and amortization.............    1,129      1,364     1,429
    Provision for estimated losses on
     real estate..............................                         5,200
    Net income (loss).........................    3,365        103    (3,083)

NOTE 5 - DEBT

     Triton had a secured loan from a bank with a balance of $915,000 on March 31, 1996, the security for which was the 676,050 shares of Mission West common stock owned by the Company. Triton repaid the loan in full in April 1996.

     Triton had a secured credit agreement with Actava, the collateral for which was a portion of the common shares of Actava owned by Triton prior to the sale and distribution of such shares in October and December 1995 (see Note 3). The loan was repaid in full in October 1995 in connection with the Company's sale of three million shares of Actava common stock owned by the Company.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     In December 1995, the Company engaged a financial advisor to assist it in developing and evaluating proposals for potential acquirors, acquisition candidates or merger partners. In the event that a transaction were completed that resulted in a change of control of Triton, the advisor would be entitled to a fee of up to $.3 million. In connection with the Alarmguard Merger completed on April 15, 1997 (see Note 10), this fee was paid. Additionally, pursuant to this engagement, the financial advisor was granted a warrant to purchase 50,000 shares of common stock of the Company at $5.00 per share which represents the then approximate market value (see Note 7).

     La Jolla Insurance Co., Ltd. ("La Jolla"), a wholly owned subsidiary of Triton, is a non-operating insurance captive domiciled in Bermuda. Prior to 1993, La Jolla provided certain insurance coverages, principally workers' compensation and directors and officers insurance, for its parent corporation and Triton's predecessor, Intermark, Inc., and certain of Intermark's subsidiaries. In October 1992, Intermark and Triton filed for reorganization under Chapter 11 of the United States Bankruptcy Code. At that time, the total liabilities of La Jolla (including reserves established for the risks inherent in the existing insurance policies) exceeded its assets by approximately $.5 million. Due to the La Jolla insolvency and the Chapter 11 filing of Intermark, La Jolla was placed into a voluntary liquidation proceeding in Bermuda to be managed by a liquidator for the benefit of its creditors. As a result, La Jolla was deconsolidated from Intermark's financial statements in fiscal 1993 and was carried at no value.

     During the third quarter of fiscal 1997 it was determined that La Jolla's assets, amounting to approximately $3.4 million, exceeded its total liabilities. As a result, La Jolla emerged from the liquidation proceeding, and operating control of La Jolla was transferred to Triton. Accordingly, Triton has reconsolidated La Jolla, effective as of the beginning of the third quarter of fiscal 1997. In December 1996, La Jolla reinsured its remaining risks through the purchase of a three-year, $3 million tail insurance policy from a commercial insurance carrier at a cost of approximately $160,000. La Jolla paid a $3.1 million cash dividend to Triton. While management believes that La Jolla has fully reinsured the risks under the 1993 D&O policy, there can be no assurances that La Jolla or Triton would not have to fund any claims that the reinsurer fails to pay. Triton's consolidated statement of operations for the year ended March 31, 1997 includes income of $3.2 million for the consolidation of La Jolla and the resulting gain, net of the cost of the reinsurance described above. The consolidated balance sheet at March 31, 1997 includes $152,000 of cash attributable to La Jolla. Pursuant to the Bermuda Insurance Act, La Jolla is required to maintain $120,000 of minimum capital.

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


NOTE 7 - STOCKHOLDERS' EQUITY

     All share and per share data set forth below has been retroactively restated to give effect to the Reverse Stock Split.

     DISTRIBUTION OF CASH AND COMMON SHARES OF METROMEDIA TO TRITON
STOCKHOLDERS: On November 1, 1995, the Board of Directors of the Company declared a special distribution of $15.70 in cash and .66 of a share of common stock of Metromedia (formerly Actava) for each outstanding share of Triton common stock. The special distribution was completed on December 8, 1995 to stockholders of record on November 17, 1995. Cash was paid in lieu of any fractional shares of Metromedia's common stock that would otherwise have been distributed in the special distribution. Based on the closing price of Metromedia's common stock on December 8, 1995 of $14.625 per share, the total value of the distribution on such date amounted to approximately $51 million, or $25.40 per share of Triton common stock.

     STOCK OPTIONS: In July 1993, the Company adopted the 1993 Directors Stock Option Plan. The Plan provided for the issuance of up to 30,000 options to purchase common stock of the Company to non-employee directors of the Company. The option price could not be less than the fair market value of the shares on the date of the grant. Options issued under the plan were fully exercisable when granted and were to expire in 5 years. During fiscal 1994, 15,000 options were granted under the Plan to acquire the same number of shares of common stock of the Company at $20.00 per share, which exceeded the quoted market value of the Company's common stock at that time. At March 31, 1997, 15,000 shares of common stock were reserved for future issuance under the plan. The 1993 Director Stock Option Plan was canceled on April 15, 1997 in connection with the Alarmguard Merger.

     In August 1993, the Company granted 120,000 non-qualified options to certain key employees to acquire the same number of shares of common stock of the Company at $20.00 per share, which exceeded the quoted market value of the Company's common stock at that time. These options were fully exercisable when granted and were to expire in five years.

     In October 1993, the Company granted 7,500 options to acquire the same number of common shares of the Company at $20.00 per share, which exceeded the quoted market value of the Company's common stock at that time, to its financial advisor on the same terms as those issued to the non-employee directors of the Company. The Company determined that the value of these options was not material.

     WARRANTS TO PURCHASE COMMON STOCK: In connection with the retention of a financial advisory firm by the Company in October 1993, the Company issued 450,000 warrants to purchase 45,000 shares of common stock of the Company at $20.00 per share. The warrants were to expire in five years and were exercisable as follows: 150,000 on or after the date of the agreement; 150,000 on or after the first date that the average stock price of the Company for ten consecutive trading days equals or exceeds $40.00 per share; and 150,000 on or after the first date that the average stock price of the Company for ten consecutive days equals or exceeds $50.00 per share. Similar to the stock options, the warrants provided for a reduction in the exercise price to the extent cash dividends or other distributions were made to existing holders of common stock of the Company. The Company determined that the value of these warrants at the date of issuance was not material. Pursuant to the terms of the Warrant Agreement, the exercise price of 150,000 of these warrants was reduced to the par value of the common stock to be issued, or $.001 per share. Following the special distribution, the financial advisor and the Company agreed to cancel the remaining 300,000 warrants.

     Pursuant to its Joint Plan of Reorganization in 1993, Triton issued 782,400 warrants (which expire in June 1998) to purchase 78,240 shares of Triton common stock to certain former creditors and the former stockholders of the Predecessor Company at the exercise price of $3.75 per warrant (or $37.50 per share).

In connection with the special distribution and pursuant to the terms of the Warrant Agreement, the exercise price of each warrant was adjusted to $2.04 and, upon exercise of a single warrant, the warrant holder would receive .184 shares of common stock of the Company.

     In December 1995, the Company retained the same financial advisory firm for a new engagement (see Note 6). In connection with this retention, the Company issued 500,000 warrants to purchase 50,000 shares of common stock of the Company at $5.00 per share which represents the then approximate market value. The warrants expire in 5 years. The Company determined that the value of these warrants at the date of issuance was not material.

     EXERCISE OF STOCK OPTIONS AND WARRANTS: All of the options and certain of the warrants described above provided for a reduction in the exercise price to the extent cash dividends or other distributions are made to existing holders of the common stock of the Company. As a result of the special distribution, the exercise price for all of these stock options and warrants was reduced to the par value of the common shares to be issued, or $.001 per share. Additionally, the Company entered into agreements with the option and warrant holders whereby the option and warrant holders participated in the special distribution to the extent that the value of the distribution exceeded the pre-distribution $20.00 per share exercise price. As a result, the Company recognized compensation expense of $1.4 million ($.7 million of which was a non-cash charge) in fiscal 1996 related to the option and warrant holders' participation in the special distribution. In February 1996, 132,300 of the options and 15,000 of the warrants were exercised and in September 1996, 10,300 options were exercised at the option price of $.001 per share. At March 31, 1997, no stock options remained outstanding.

     COMMON STOCK PURCHASE RIGHTS: In March 1995, the Company's Board of Directors adopted an Interim Rights Plan, whereby the Board declared a dividend of one common stock purchase right (a "Right") for each share of the Company's outstanding common stock on April 3, 1995. Each Right entitled the holder to purchase from the Company a calculated number of common shares at $2.00 per share in the event that a person or affiliated group of persons acquired ownership of 15% or more of the outstanding common shares of the Company. The Rights were redeemed by the Board of Directors on December 8, 1995 in connection with the special distribution at a price of $.01 per Right.

     SUBSIDIARY EQUITY TRANSACTIONS: Equity transactions by the Company's subsidiaries and investees and other transactions resulted in a net increase in stockholders equity of $657,000 and $178,000 during the years ended March 31, 1996 and 1995, respectively.

NOTE 8 - INCOME TAXES

     The income tax (expense) benefit from continuing operations consists of the following (in thousands):

                                       Years Ended March 31
                                  -----------------------------
                                   1997       1996       1995
                                  -------    -------    -------
FEDERAL:
  Current...............           $   (8)              $ 1,515
  Deferred..............
                                  -------    -------    -------
                                       (8)                1,515
                                  -------    -------    -------
STATE:
  Current...............             (143)    $1,135         (3)
  Deferred..............
                                  -------    -------    -------
                                     (143)     1,135         (3)
                                  -------    -------    -------
                                   $ (151)   $ 1,135    $ 1,512
                                  =======    =======    =======


     The difference between total income tax expense and an amount computed by applying the statutory federal income tax rate (35%) to income from continuing operations is reconciled as follows (in thousands):


                                         Years Ended March 31
                                      --------------------------
                                        1997     1996      1995
                                      -------  --------  -------

Benefit (tax) computed at
 Federal statutory rate....           $(1,848)  $(8,378)  $4,634
State income taxes.........               295
Basis differences on
 investments sold..........                      13,862
Equity in earnings and
 non-taxable distributions
 from subsidiaries.........             1,913
Reversal of prior year
  estimate.................                       1,715    1,515
Losses for which no current
  benefits are available...              (381)   (5,495)  (4,802)
Alternative minimum tax...                         (575)
Other, net.................              (130)        6      165
                                      -------   -------  -------
                                      $  (151)  $ 1,135   $1,512
                                      =======   =======  =======

     Significant components of the Company's deferred income tax assets as of March 31, 1997 and 1996 are as follows:

                                              March 31
                                        ---------------------
                                           1997        1996
                                        ---------   ---------
Investments in unconsolidated
  subsidiaries......................     $     40     $   334
Net operating, capital, credit and
  built-in loss carryforwards.......       16,845      11,594
Other investments and assets........          389       2,363
Alternative minimum tax credit
  carryforward......................                    4,395
Other nondeductible accruals........        1,083       2,821
                                        ---------   ---------
Subtotal.....................              18,357      21,507
Valuation adjustments........              18,357      21,507
                                        ---------   ---------
Net deferred taxes...........            $   --       $  --
                                        =========   =========

     Certain of the assets included in the above table relate to net operating, capital and built-in loss carryforwards of Triton and are subject to an annual limitation due to the ownership change of Triton in June 1993 resulting from the Company's reorganization. At March 31, 1997, the table includes only those net operating and capital and built-in loss carryforwards that could be realized by the Company during the carryforward period considering the Company's annual limitation.

     At March 31, 1997, Triton had net operating loss ("NOL") carryforwards for Federal tax purposes of approximately $48 million and capital loss carryforwards of approximately $149 million. Due to the change in ownership requirements of the Internal Revenue Code, all but approximately $13 million of these loss carryforwards are "pre-ownership change" and are subject to an annual combined limitation of approximately $2.4 million. The capital loss carryforward is limited to use against future capital gains only. If the full amount of the limitation is not used in any year, the amount not used increases the allowable limit in the subsequent year. In fiscal 1996, Triton fully utilized its cumulative annual limitation for alternative minimum tax purposes. These loss carryforwards expire between 2006 and 2010 if not used.

     The Company has not recognized a financial statement benefit for its tax loss carryforwards or any other deferred tax assets due to the uncertainty of realizing the benefit of such assets in the future.

     Pursuant to the Joint Plan (see Note 1), the Company is repaying certain agreed upon prepetition income tax liabilities of the Predecessor Company in semi-annual payments through June 1999. The amounts accrue interest at the prime rate plus 1%. At March 31, 1997, the consolidated balance sheet included $651,000 in other long-term liabilities and $326,000 in accrued expenses related to Predecessor Company income tax liabilities.

NOTE 9 - ADDITIONAL FINANCIAL STATEMENT INFORMATION


     Other current assets consists of the following (in thousands):

                                                          At March 31
                                                       -----------------
                                                         1997      1996
                                                       -------   -------
    Note receivable from Alarmguard................... $   500
    Other.............................................     170   $   248
                                                       -------   -------
                                                       $   670   $   248
                                                       =======   =======


     In February 1997, Triton advanced Alarmguard $500,000 in connection with a bridge note line of credit (the "Bridge Note") of $1.5 million. The Bridge Note was contemplated as part of the December 23, 1996 Merger Agreement with SSH. On April 15, 1997, in connection with the consummation of the Alarmguard Merger, the Bridge Note was cancelled.


     Other long-term assets consists of the following (in thousands):

                                                          At March 31
                                                       -----------------
                                                         1997      1996
                                                       -------   -------
    Liquor Barn receivable............................ $    25   $   537
    Investment in Ridgewood Series A Preferred Stock..   2,009     2,009
    Other.............................................      71        82
                                                       -------   -------
                                                       $ 2,105   $ 2,628
                                                       =======   =======

     Accrued liabilities consist of the following (in thousands):

                                                          At March 31
                                                       -----------------
                                                         1997      1996
                                                       -------   -------
    Accounts payable.................................. $    96   $    35
    Accrued compensation and other employee benefits..      10         8
    Prepetition income taxes..........................     326       326
    Other.............................................      39        77
                                                       -------   -------
                                                       $   471   $   446
                                                       =======   =======

     Other liabilities consist of the following (in thousands):

                                                          At March 31
                                                       -----------------
                                                         1997      1996
                                                       -------   -------
    Prepetition income taxes.......................... $   651   $   978
    Other.............................................   1,895     1,909
                                                       -------   -------
                                                       $ 2,546   $ 2,887
                                                       =======   =======


NOTE 10 - SUBSEQUENT EVENT

     On April 15, 1997, Triton completed the Alarmguard Merger. The Alarmguard Merger was effected pursuant to the Merger Agreement dated as of December 23, 1996, as amended on March 6, 1997. In connection with the Alarmguard Merger, Triton effected a one-for-ten reverse stock split (See Note 1).

     Pursuant to the Merger Agreement and in consideration of the Alarmguard Merger, SSH's stockholders received an aggregate of approximately 2,877,368 new shares of common stock of Triton, representing approximately 57% of the common stock outstanding upon consummation of the Alarmguard Merger. Upon consummation of the Alarmguard Merger, the combined company was renamed Alarmguard Holdings, Inc. ("Alarmguard"), the common shares of which are listed for trading on the American Stock Exchange under the symbol "AGD". Additionally, as a result of the Alarmguard Merger, Alarmguard's fiscal year end was changed to December 31 and the Board of Directors of Triton was reconstituted to include five representatives from SSH's board of directors and two representatives from Triton's board of directors.

     The Merger will be accounted for as a "reverse acquisition" such that Triton will be designated the accounting acquiree and Alarmguard the accounting acquiror. As such, the net assets of Triton (principally cash) will be recorded at net book value and the pre-Merger financial statements of SSH will become the historical financial statements of Alarmguard Holdings. Inc. (formerly Triton Group Ltd.). In addition, SSH's pre-Merger stockholders' deficiency and loss per common share will be retroactively restated for the equivalent number of Merger Shares received by the stockholders of SSH in the Merger, with differences between the par values of Triton's stock and SSH's stock recorded as an adjustment to paid-in capital of Alarmguard.

     In connection with the Alarmguard Merger, Triton entered into a management agreement with Triton Group Management, Inc. ("TGM"), an entity formed by two former executives of Triton. TGM will perform services in connection with ongoing management of certain assets and liabilities of Alarmguard following the consummation of the Merger. Pursuant to this agreement, $300,000 was paid to TGM upon consummation of the Merger and $20,000 will be paid to TGM by Alarmguard each month for the one-year term of the contract.

     The following summary presents the unaudited pro forma results of operations of Alarmguard as if the Merger had occurred as of January 1, 1996. The summary does not necessarily represent results which would have occurred if the Merger had taken place on the basis assumed, nor is it indicative of the results of future operations or cost savings which might occur as a result of the Merger (in thousands, except per share amounts):

                                                      Year ended
                                                      December 31,
                                                         1996
                                                      (unaudited)
                                                      -----------
          Pro forma revenues....................         $24,152
          Pro forma net loss....................          (9,845)
          Pro forma loss per share..............           (1.96)
          Number of shares used in calculating
            pro forma loss per share............           5,032

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The disclosure required by this item has been previously reported in a Report on Form 8-K, as amended, filed by Alarmguard on April 22, 1997.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides certain information about the Company's Directors and Executive Officers at March 31, 1997:

          Name                Age            Position
          ----                ---            --------

     Michael E. Cahr          57             Director,Member of Audit and
                                             Compensation Committees

     Richard R. Tartre        59             Director, Member of Audit and
                                             Compensation Committees

     Michael M. Earley        42             Director, President and Chief
                                             Executive Officer

     Mark G. Foletta          37             Director, Senior Vice President,
                                             Chief Financial Officer and
                                             Corporate Secretary

     MR. CAHR has been a Director since June 1993 and serves as President and Chief Executive Officer of Allscrips Pharmaceuticals, Inc., a privately-owned company engaged in the distribution of pharmaceutical products. He has served in this position since June 1994. He has also served as Venture Group Manager for Allstate Venture Capital, a division of Allstate Insurance Company between 1987 and June 1994. He is also a director of LifeCell Corporation, Optek Technologies, Inc., and several privately owned companies. Following the Alarmguard Merger, Mr. Cahr became a Director of Alarmguard Holdings, Inc.

     MR. TARTRE has been a Director since June 1993 and serves as Senior Vice President of MetLife and Chairman and CEO of MetLife Securities and MetLife General Agency. He has served in this position since January 1997. He served as President and Chief Executive Officer of Astra Management Corp. from May 1995 to April 1996. He served as Managing Director of Eden Financial Group from 1982 to May 1995. He also serves as a director of Burnham Pacific Properties.

     MR. EARLEY has served as the President and Chief Executive Officer of the Company since February 1996 and as a Director since June 1993. Mr. Earley has served as President and Chief Operating Officer (June 1995 to January 1996) and Senior Vice President and Chief Financial Officer of the Company and Intermark, Inc. (1991 to June 1994). He is also a director of Mission West Properties and Ridgewood Hotels, Inc. Following the Alarmguard Merger, Mr. Earley became a Director of Alarmguard Holdings, Inc.

     MR. FOLETTA has been a Director since February 1996 and has served as Senior Vice President and Chief Financial Officer since June 1994. He also served as Vice President and Corporate Controller of the Company and Intermark, Inc. from 1991 to June 1994 and has served as Corporate Secretary of the Company since 1992. He is also a director of Mission West Properties.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were complied with by such persons during the fiscal year ended March 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table shows the cash compensation paid by the Company and its subsidiaries as well as certain other compensation paid or accrued to each of the Executive Officers of the Company in all capacities in which they serve.
The table reflects cash compensation for the three years ended March 31, 1997.

     Effective January 2, 1996, the three Executive Officers of the Company were terminated as employees. Pursuant to existing Employment Agreements, each Executive received a severance payment equal to their annual salary. These severance amounts are included in the "All Other Compensation" column in the table below for the year ended March 31, 1996.

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


                           SUMMARY COMPENSATION TABLE




                                                           Long-term compensation
                                                           ----------------------
                                                             Awards     Payouts
                                                             ------     -------
                                                    Other    Number of             All
                               Annual Compensation  Annual   Securities           Other
                               -------------------  Compen-  Underlying           Compen-
                                Salary     Bonus    sation     Stock     LTIP     sation
Name and Position         Year    ($)       ($)     (4)($)    Options   Payouts   (5)($)-
-----------------        -----  -------   -------  -------    -------   -------  --------

Michael M. Earley, (1)   1997         0         0  255,050          0      0           0
President and Chief      1996   181,201   330,000   57,453          0      0     485,633
Executive Officer        1995   213,750    61,644      655          0      0           0

Mark G. Foletta, (2)     1997         0         0  202,500          0      0           0
Senior Vice President    1996   125,410   250,000   46,375          0      0     325,756
Chief Financial Officer  1995   146,250    42,466      341          0      0           0
and Corporate Secretary

John C. Stiska (3)       1996   304,554   330,000   62,829          0      0     784,389
                         1995   337,500    95,890    2,580          0      0           0

(1) Included in the salary amount for Mr. Earley is compensation received as a director of the following operating subsidiaries of Triton during the fiscal years ended March 31, 1996 and March 31, 1995, respectively: Ridgewood, $10,700 and $16,400; Mission West Properties, $9,000 and $15,000; and National Airmotive, $1,667 and $12,500.

(2) Included in the salary amount for Mr. Foletta is compensation received as a director of Mission West of $8,250 during the fiscal year ended March 31, 1996 and $15,000 during the fiscal year ended March 31, 1995.

(3) Mr. Stiska resigned his position as Chief Executive Officer and Chairman of the Triton Board effective February 1, 1996. Included in the salary amount for Mr. Stiska is compensation received as a director of the following operating subsidiaries of Triton during the fiscal years ended March 31, 1996 and March 31, 1995, respectively: Ridgewood, $10,700 and $16,400; Mission West Properties, $9,000 and $15,000; and National Airmotive, $1,667 and $12,500.

(4) Triton provided perquisites and other personal benefits to the executive officers of Triton. Included in these amounts are payments received for auto allowance, tax and estate planning and life insurance premiums prior to the respective terminations on January 1, 1996. These amounts include consulting payments during the year ended March 31, 1996 to Messrs. Earley, Foletta and Stiska of $45,000, $35,000 and $15,000, respectively. These amounts also include consulting amounts during the year ended March 31, 1997 to Messrs. Earley and Foletta of $197,500 and $157,500, respectively, and compensation received as a director of Mission West Properties of $20,250 and $22,500, respectively. During the year ended March 31, 1997, Mr. Earley was also compensated as a director of Ridgewood in the amount of $14,800. These amounts also include compensation received as directors of the Company following their terminations discussed above.

(5) Triton completed a distribution to its stockholders on December 8, 1995 consisting of $15.70 in cash and .66 of a share of Metromedia common stock for each outstanding share of Triton common stock. Pursuant to forbearance agreements between Triton and its executive officers, Triton distributed to Messrs. Earley, Foletta and Stiska $260,677, $170,755 and $434,389, respectively, in cash and market value of Metromedia common stock, in exchange for their forbearing to exercise outstanding stock options. These amounts distributed represent the value of the distribution to stockholders per each share of Triton common stock, in excess of the $20.00 per share exercise price of the stock options prior to the distribution. Additionally, these amounts include the severance payments to Messrs. Earley, Foletta, and Stiska of $225,000, 155,000 and $350,000, respectively, pursuant to the terms of their respective employment agreements with Triton which were terminated effective January 2, 1996.

STOCK OPTIONS

     As mentioned above, on December 8, 1995, the Company completed a special distribution of $15.70 in cash and .66 of a share of common stock of Metromedia for each outstanding share of common stock of the Company to shareholders of record on November 17, 1995. All of the stock options previously granted to the Executive Officers provided for a reduction in the exercise price to the extent cash dividends or other distributions are made to existing holders of the common stock of the Company. As a result of the special distribution discussed above, the exercise price for all of these stock options was reduced to $.001 per share. Additionally, the Company entered into agreements with the option holders whereby the option holders participated in the special distribution to the extent that the value of the distribution exceeded the $20.00 per share exercise price. Each of the named Executive Officers exercised all of their stock options during the year ended March 31, 1996 and there are no unexercised stock options for the named Executive Officers at March 31, 1997.

PENSION PLANS

     Intermark, Triton's predecessor, had a Pension Plan for its officers and employees (the "Pension Plan"). The assets of the Pension Plan were held in a trust for the Officers and employees, and former Officers and employees, and Intermark made contributions into the trust on an actuarial basis. The Pension Plan provided for fixed benefits in the event of retirement after a specified number of years of service. To have been eligible to accrue benefits under the Pension Plan, an employee was required to (i) have attained age 21, (ii) have completed one full year of continuous service with Intermark, and (iii) have been hired before age 60. Estimated annual benefits upon retirement under the Pension Plan equaled 50% of the employee's "final average earnings" which was defined as the average of the employee's annual earnings for the five highest consecutive years of the last ten calendar years preceding his or her normal retirement date, exclusive of any bonuses and expense reimbursement, less 75% of the employee's estimated annual Social Security Benefit.

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

DIRECTOR'S COMPENSATION

     In 1997, each director of the Company received a monthly retainer of $1,000, plus $1,500 for each meeting of the Board of Directors which he attended in person and $500 for each meeting of the Board of Directors in which he participated by conference telephone call. Directors are also reimbursed for their expenses in attending meetings and engaging in other business activities for the Company.

     Directors who are not employees of the Company also held options to purchase shares of the Company's Common Stock pursuant to the 1993 Directors' Stock Option Plan (the "Director Plan") which provided that:

          (1) Each non-employee Director of the Company who was first elected or appointed a Director on or before September 8, 1993 was granted an option to purchase 7,500 shares of Common Stock at an exercise price of $20.00. Options granted under the Director Plan are fully exercisable on or after the date of grant.

          (2) Each participating Director who is first elected or appointed a Director subsequent to September 8, 1993 shall be granted an option for no fewer than 5,000 shares and no more than 7,500 shares, the specific number of such shares to be recommended by a committee of disinterested Directors, and ratified by the entire Board of Directors.

     As discussed in "Stock Options" under Executive Compensation, the exercise price of the Director options was adjusted as a result of the special distribution completed in December 1995. All of the Director's elected to exercise their stock options during the years ended March 31, 1997 and 1996.


     Options granted under the Director Plan had a term of five years, and the Director Plan itself was to terminate on July 15, 2003. Pursuant to the Alarmguard Merger consummated on April 15, 1997, the Director Plan was terminated.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     John C. Stiska, former Chairman and Chief Executive Officer of the Company, was also a member of the Board of Directors of Biosafety Systems, Inc. until December 1995. Richard R. Tartre, a member of the Company's compensation committee, was also the Chairman of the Board of Biosafety Systems until December 1995. Mr. Tartre was not a compensated executive officer of Biosafety Systems and was compensated as a non-employee director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (1)

     The following table sets forth certain information regarding beneficial ownership of the shares of common stock as of March 31, 1997 by (i) each of the Company's Executive Officers and Directors, (ii) the Company's Executive Officers and Directors as a group, and (iii) all other stockholders known by the Company to beneficially own more than five percent of the common stock. Unless otherwise indicated in footnotes, each such individual has sole voting and investment power with respect to the shares set forth in the table. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Triton Group Ltd., 550 West "C" Street, Suite 1880, San Diego, CA 92101.

                                          Amount and Nature       Percent
                                            of Beneficial       Beneficially
Name and address                             Ownership(1)        Owned (2)
----------------                             ------------        ---------

Ryback Management Corporation                350,740 (3)           16.3%
7711 Carondelet Ave., Box 16900
St. Louis, MO   63105

Morgens Waterfall                            287,078 (4)           13.3%
10 East 50th Street, 26th floor
New York, NY  10022

Federated Investors                          123,500 (5)            5.7%
1000 Liberty Street-26th Street
Federated Investors Tower
Pittsburgh, PA   15222

Michael M. Earley                              36,922               1.7%

Mark G. Foletta                                24,776               1.2%

Richard R. Tartre                              14,800                 *

Michael E. Cahr                                 7,500                 *

All executive officers and directors
as a group (4 persons)                         83,998               3.9%


*  Less than 1.0%.


(1) Shares beneficially owned give retroactive effect to the Reverse Stock Split consummated in connection with the Alarmguard Merger on April 15, 1997.

(2) Percentages have been calculated using the outstanding shares of Triton Common Stock as of March 31, 1997 of 2,155,350, which gives retroactive effect to the Reverse Stock Split consummated in connection with the Alarmguard Merger on April 15, 1997.

(3) Pursuant to Amendment No. 2 to Schedule 13G filed with the Commission on January 27, 1997 by Ryback Management Corporation ("Ryback"). Shares indicated as beneficially owned by Ryback include 214,680 shares beneficially owned by Lindner Growth Fund and 136,060 shares beneficially owned by Lindner Bulwark Fund. Ryback has sole voting and dispositive power over all of such 350,740 shares.

(4) Pursuant to Amendment No. 4 to Schedule 13D filed with the Commission on October 7, 1996 jointly by (a) Phoenix Partners ("Phoenix"), (b) Betje Partners ("Betje"), (c) Phaeton International N.V. ("Phaeton"), (d) Morgens Waterfall Vintiadis Investments N.V. ("MWV"), (e) Morgens Waterfall Income Partners ("MWIP"), (f) Morgens, Waterfall, Vintiadis & Company, Inc. ("Morgens Waterfall"), (g) Restart Partners L.P. ("Restart"), (h) Restart Partners II, L.P. ("Restart II"), (i) Restart Partners III, L.P. ("Restart III"), (j) Restart Partners IV, L.P. ("Restart IV"), (k) MWV Employee Retirement Plan Group Trust (the "MWV Plan"), (1) The Common Fund for Non-Profit Organizations (the "Common Fund"), (m) Edwin H. Morgens ("Morgens"), and (n) Bruce Waterfall ("Waterfall"). Shares indicated as beneficially owned by Morgens Waterfall include 34,321 shares beneficially owned by MWV, 17,342 shares beneficially owned by Betje, 6,477 shares beneficially owned by MWIP, 50,121 shares beneficially owned by Phoenix, 40,069 shares beneficially owned by Restart, 63,270 shares beneficially owned by Restart II, 44,126 shares beneficially owned by Restart III, 21,183 shares beneficially owned by Restart IV, 1,262 shares beneficially owned by the Common Fund, and 8,908 shares beneficially owned by the MWV Plan. Each such entity has sole voting and dispositive power over the shares which it beneficially owns, and disclaims beneficial ownership of any securities owned, directly or indirectly, by any other entity.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 20, 1995, Triton sold 59,384 shares of common stock of Actava to Grace Brothers, Ltd., the holder at that time of approximately 6.9% of Triton common stock in a private transaction for $16 7/8 per share generating net cash proceeds to Triton of approximately $1.0 million.

     On March 7, 1997, Mission West, a publicly-traded real estate company of which Triton owns approximately 44%, agreed to enter into a management agreement with Triton Group Management, Inc. ("TGM"), a company formed by Michael M. Earley, who at that time was President and Chief Executive Officer of Triton and a member of the Triton Board, and Mark G. Foletta, who at that time was Senior Vice President, Chief Financial Officer and Corporate Secretary of Triton and a member of the Triton Board. Pursuant to such agreement, Mission West engaged TGM to provide senior management services to Mission West, and Mission West is paying TGM, as compensation, $7,500 per month commencing in March 1997. The agreement will continue until terminated by either party upon 30 days' prior written notice.

     In connection with the Alarmguard Merger, Triton entered into the TGM Management Agreement with TGM. TGM will perform services in connection with ongoing management of certain assets and liabilities of Alarmguard following the consummation of the Merger. Pursuant to the TGM Management Agreement, $300,000 was paid to TGM upon consummation of the Merger and $20,000 will be paid to TGM by Alarmguard each month for the one-year term of the contract.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)(1) The following consolidated financial statements of Triton Group Ltd. are included in Item 8:

          Reports of Independent Accountants/Auditors

          Consolidated Balance Sheets as of March 31, 1997 and 1996

          Consolidated Statements of Operations for the years ended March 31, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996 and 1995

          Consolidated Statements of Stockholders' Equity for the years ended March 31, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements

 (a)(2) The following is a list of financial statements of the Registrant and subsidiaries which are filed as part of this report or incorporated by reference:

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

          Report of Independent Auditors

    (iii) The financial statements and financial statement schedules of Mission West Properties which are incorporated herein by reference to File No. 1-8383, Annual Report on Form 10-K of Mission West Properties for the year ended November 30, 1996.

          Report of Independent Accountants

          Consolidated Balance Sheets of Mission West Properties as of November 30, 1996 and 1995

          Consolidated Statements of Operations of Mission West Properties for the years ended November 30, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows of Mission West Properties for the years ended November 30, 1996, 1995 and 1994

          Consolidated Statements of Shareholders' Equity of Mission West Properties for the years ended November 30, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements of Mission West Properties
          - November 30, 1996

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

2.03 Agreement and Plan of Merger, dated December 23, 1996, among Triton Group Ltd., Triton Acquisition Corp. and Securities Systems Holdings, Inc. (restated to reflect Amendment No. 1 to Agreement and Plan of Merger dated as of March 6, 1997), incorporated herein by reference to File No. 0-21882, Registration Statement on Form S-4 filed March 14, 1997.

3.01 Second Amended and Restated Certificate of Incorporation of Triton Group Ltd., incorporated herein by reference to File No. 0-21882, Registration Statement on Form S-4 filed March 14, 1997.

3.02 Second Amended and Restated By-Laws of Triton Group Ltd., incorporated herein by reference to File No. 0-21882, Registration Statement on Form S-4 filed March 14, 1997.

4.01 Warrant Agreement and Form of Warrant, incorporated herein by reference to File No. 1-8592, Exhibit 4 to Intermark's Interim Report on Form 8-K dated July 12, 1993.

4.02 Interim Rights Agreement between Triton Group Ltd. and First Interstate Bank of California, incorporated herein by reference to File No. 0-8138, Interim Report on Form 8-K, filed April 5, 1995.

4.03 Warrant Agreement executed by Triton in favor of Patricof & Co. Capital Corp., dated January 1, 1996 which are incorporated herein by reference to File No. 0-8138, Annual Report on Form 10-K for the year ended March 31, 1996.

4.04 Form of Triton Group Ltd. Common Stock Certificate incorporated herein by reference to File No. 0-21882, Registration Statement on Form S-4 filed March 14, 1997.

4.05 Form of Triton Group Ltd. Warrant Certificate incorporated herein by reference to File No. 0-21882, Registration Statement on Form S-4 filed March 14, 1997.

4.06 Form of Registration Rights Agreement, among Triton Group Ltd. and certain stockholders of Triton Group Ltd. and Security Systems Holdings, Inc. incorporated herein by reference to File No. 0-21882, Registration Statement on Form S-4 filed March 14, 1997.

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

10.14 First Amendment to Stock Purchase Agreement between Marubeni America Corporation and Triton Group Ltd., dated October 31, 1995., incorporated herein by reference to File No. 0-8138, Annual Report on Form 10-K for the year ended March 31, 1996.

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

10.20 Form of Severance Agreement, among Triton Group Ltd. and Security Systems Holdings, Inc. and Russell R. MacDonnell incorporated herein by reference to File No. 0-21882, Registration Statement on Form S-4 filed March 14, 1997.

10.21 Form of Severance Agreement, among Triton Group Ltd. and Security Systems Holdings, Inc. and David Heidecorn incorporated herein by reference to File No. 0-21882, Registration Statement on Form S-4 filed March 14, 1997.

10.22 Form of Severance Agreement, among Triton Group Ltd. and Security Systems Holdings, Inc. and Gregory J. Westhoff incorporated herein by reference to File No. 0-21882, Registration Statement on Form S-4 filed March 14, 1997.

10.23 Form of Management Agreement, between Triton Group Ltd. and Triton Group Management, Inc., incorporated herein by reference to File No. 0-21882, Registration Statement on Form S-4 filed March 14, 1997.

10.24 Form of 1997 Triton Group Ltd. Long-Term Stock Incentive Plan, incorporated herein by reference to File No. 0-21882, Registration Statement on Form S-4 filed March 14, 1997.

10.25 Form of Stock Option and Conversion Agreement, among Triton Group Ltd., Security Systems Holdings, Inc., and certain stockholders of Security Systems Holdings, Inc. incorporated herein by reference to File No. 0-21882, Registration Statement on Form S-4 filed March 14, 1997.

10.26 Form of Affiliate Agreement, among Triton Group Ltd. and certain affiliates of Security Systems Holdings, Inc. incorporated herein by reference to File No. 0-21882, Registration Statement on Form S-4 filed March 14, 1997.

10.27 Lock-Up Agreement, dated December 23, 1996, among Triton Group Ltd., Security Systems Holdings, Inc.and certain stockholders of Security Systems Holdings, Inc. incorporated herein by reference to File No. 0-21882, Registration Statement on Form S-4 filed March 14, 1997.

11.01     Computation of Earnings per Share.

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

13.02 Consolidated financial statements and financial statement schedules of Mission West Properties, as of November 30, 1996 and 1995 and for the three years ended November 30, 1996 are incorporated herein by reference to File No. 1-8383, Annual Report on Form 10-K of Mission West Properties filed with the Commission on February 28, 1997.

16.01 Letter from Price Waterhouse LLP, incorporated herein by reference to File No. 0-21882, Interim Report on Form 8-K, filed April 22, 1997.

21.01     Listing of Subsidiaries of Triton.

27.01     Financial Data Schedules.
_____


  (b) There were no interim reports on Form 8-K filed during the fourth quarter ended March 31, 1997.

  (c)     Exhibits.
               Certain of the exhibits listed in (a)(3) above are attached. See exhibit index.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TRITON GROUP LTD.
                                   (Registrant)


DATE:  April 15, 1997                   /s/ Michael M. Earley
                                        ------------------------------
                                        Michael M. Earley
                                        President, Chief Executive Officer
                                        and Director



     Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



DATE:  April 15, 1997                   /s/ Mark G. Foletta
                                        ------------------------------
                                        Mark G. Foletta
                                        Senior Vice President,
                                        Chief Financial Officer &
                                        Corporate Secretary



DATE:  April 15, 1997                   /s/ Michael E. Cahr
                                        ------------------------------
                                        Michael E. Cahr
                                        Director


DATE:  April 15, 1997                   /s/ Richard R. Tartre
                                        ------------------------------
                                        Richard R. Tartre
                                        Director