Form 10-Q
period 1997-06-30
ALARMGUARD HOLDINGS INC
filed 1997-08-14
CIK 319250

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


(Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1997

                             OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to

Commission File Number:       1-8138

                            ALARMGUARD HOLDINGS, INC.
   (Exact Name of Registrant as Specified in its Charter)

     Delaware                                     33-0318116
     (State or Other Jurisdiction of              (IRS Employer
     Incorporation or Organization)          Identification No.)

     125 Frontage Road, Orange, Connecticut             06477
     (Address of Principal Executive Offices)         (Zip Code)

Registrant's Telephone Number, Including Area Code:  203-795-9000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes  X         No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.0001 per share, outstanding on August 12, 1997 was 5,599,932.



                  ALARMGUARD HOLDINGS, INC.
                            INDEX

                Part I. Financial Information

Item 1.   Financial Statements (Unaudited)             Page
Number
     Condensed Consolidated Balance Sheets
       as of June 30, 1997 and December 31, 1996         3

     Condensed Consolidated Statements of Operations
       for the three and six month periods ended
     June 30, 1997 and 1996                              4

     Condensed Consolidated Statements of Cash Flows
       for the six months ended June 30, 1997 and 1996   5

     Notes to Condensed Consolidated Financial
     Statements                                          6

Item 2.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations      11

                 Part II.  Other Information

Item 1.   Legal Proceedings                             18

Item 2.   Changes in Securities                         18

Item 3.   Defaults Upon Senior Securities               18

Item 4.   Submission of Matters to a Vote of
          Security Holders                              18

Item 5.   Other Information                             20

Item 6.   Exhibits and Reports on Form 8-K              20

Signatures                                              21

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  ALARMGUARD HOLDINGS, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS
                      ($ IN THOUSANDS)

                                                     June 30,      December 31,
                                                     --------      ------------
                                                       1997            1996
                                                     --------      ------------
ASSETS                                             (unaudited)         (Note)
Current assets:
  Cash and cash equivalents                              $417           $230
  Restricted cash                                       1,931            ---
  Accounts receivable, net                              6,003          3,791
  Inventories                                           2,049          1,698
  Other current assets                                    942            582
                                                      -------        -------
Total current assets                                   11,342          6,301

Property and equipment, net                             2,195          2,478
Customer installation costs, net                        9,215          7,531
Customer contracts and intangibles, net                47,346         21,430
Other investments                                       3,597            ---
Other assets                                              917          1,391
                                                      -------        -------
Total assets                                          $74,612        $39,131
                                                      =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                     $2,695         $1,469
  Accrued expenses                                      6,249          1,390
  Current portion of long term debt                     2,009          4,865
  Deferred revenue                                      6,137          4,621
  Due to sellers                                        4,818            254
  Other current liabilities                               656            754
                                                       ------        -------
Total current liabilities                              22,564         13,353

Term loan, less current portion                        44,200         26,467
Subordinated debt                                       4,307          4,951
Notes payable, less current portion                       690          2,563
Other liabilities                                         901            422

Redeemable preferred stock                                ---         16,273

Stockholders' equity (deficiency)
  Common stock, $0.0001 par value, 25,000,000
shares                                                      1            ---
    authorized, 5,599,932 shares issued and
outstanding
  Common stock, $1.00 par value, 256,000 shares
    authorized, 236,671 shares (including 33,748
of non-                                                   ---            237
    voting shares) issued and outstanding
  Additional paid in capital                           34,024             35
  Accumulated deficit                                (32,075)       (25,135)
  Notes receivable from officers                          ---           (35)
                                                      -------        -------
Total stockholders' equity (deficiency)                 1,950       (24,898)
                                                      -------        -------
Total liabilities and stockholders' equity            $74,612        $39,131
(deficiency)
                                                      =======        =======

Note: The condensed consolidated balance sheet as of December 31, 1996 has been derived from the audited consolidated balance sheet as of that date.

See accompanying notes to the unaudited condensed consolidated financial statements.


                  ALARMGUARD HOLDINGS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  FOR THE THREE               FOR THE SIX MONTHS
                                     MONTHS                     ENDED JUNE 30,
                                  ENDED JUNE 30,
                                      1997           1996         1997     1996
                                      ----           ----         ----     ----
Revenue:
  Recurring revenue                 $5,187         $3,671       $9,360   $7,139
  Installation revenue               2,633          1,887        4,664    3,505
  Service revenue                      567            365          960      682
                                   -------         ------       ------   ------
Total revenue                        8,387          5,923       14,984   11,326

Cost of revenue:

  Monitoring expense                   700            558        1,295    1,098
  Installation expense               1,846          1,161        3,159    2,030
  Service expense                    1,022            682        1,787    1,351
                                   -------         ------       ------   ------
Total cost of revenue:               3,568          2,401        6,241    4,479

Gross profit                         4,819          3,522        8,743    6,847

  Sales and marketing expense        1,179            924        2,195    1,846
  General and administrative         2,817          2,074        5,004    4,063
expense
  Amortization and depreciation      3,093          1,834        5,464    3,736
expense
                                   -------         ------       ------    -----
Total operating expense              7,089          4,832       12,663    9,645
                                   -------         ------       ------    -----
Operating loss                     (2,270)        (1,310)      (3,920)  (2,798)

Other income (expense):
  Interest expense                 (1,151)          (712)      (1,995)  (1,355)
  Other, net                          (12)              1         (12)     (11)
                                   -------        -------       ------   ------
Loss before extraordinary item     (3,433)        (2,021)      (5,927)  (4,164)

Extraordinary loss from the early
  extinguishment of debt             (813)            ---        (813)     ---
                                   -------        -------      -------   ------
Net loss                          $(4,246)       $(2,021)     $(6,740) $(4,164)
                                   =======        =======      =======   ======

Pro forma loss per common share
before                             $(0.67)        $(0.40)      $(1.16)  $(0.83)
  extraordinary item

Pro forma loss for extraordinary   $(0.16)           ---       $(0.16)     ---
item
                                   -------        =======      =======   ======

Pro forma net loss per common      $(0.83)        $(0.40)      $(1.32)  $(0.83)
share
                                   =======        =======      =======   ======

Weighted average number of common
shares used in computing pro
forma loss per common share          5,143          5,032        5,088    5,032
                                   =======        =======      =======   ======

 See accompanying notes to unaudited condensed consolidated financial statements.


                  ALARMGUARD HOLDINGS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      ($ IN THOUSANDS)

                                                         FOR THE SIX MONTHS
                                                           ENDED JUNE 30,
                                                           1997      1996
                                                           ----      ----
Operating activities:
Net loss                                               ($6,740)  ($4,164)
Adjustment to reconcile net loss to net cash
  used in operating activities:
    Amortization and depreciation                         5,464     3,736
    Extraordinary loss                                      813       ---
    Customer installation costs                         (2,209)   (3,066)

    Changes in operating assets & liabilities,
    net of effects of acquisitions:
      Accounts receivable                                 (391)       189
      Inventories                                            17     (262)
      Other current assets                                   54         5
      Other assets                                         (26)     (352)
      Accounts payable                                      377     (172)
      Accrued expenses                                      480     (523)
      Deferred revenue                                     (15)        80
      Due to sellers                                      (111)     (198)
      Other current liabilities                           (155)     (108)
      Other liabilities                                   (180)        39
                                                        -------   -------
Net cash used in operating activities                   (2,622)   (4,796)


Investing activities:
  Acquisitions of businesses, net of cash acquired      (4,645)     (893)
  Increase in restricted cash                           (1,931)       ---
  Purchases of property and equipment                     (149)     (297)
                                                        -------   -------
Net cash used in investing activities                   (6,725)   (1,190)
Financing activities:
  Proceeds from term loan                                44,200     3,700
  Proceeds from issuance of subordinated debt             4,300     1,981
  Proceeds from notes payable                               ---       863
  Proceeds from issuance of common stock                    ---        17
  Payments of term loan                                (31,836)     (915)
  Payments of subordinated debt                         (4,951)       ---
  Financing fees paid                                   (1,040)       ---
  Payments of other notes payable and capital           (1,139)     (288)
leases
                                                        -------    ------
Net cash provided by financing activities                 9,534     5,358
                                                        -------    ------

Increase (decrease) in cash and cash equivalents            187     (628)
Cash and cash equivalents at beginning of period            230     1,561
                                                        -------    ------
Cash and cash equivalents at end of period                 $417      $933
                                                        =======    ======

      Cash paid for interest                             $1,952    $1,318
                                                        =======    ======

See accompanying notes to unaudited condensed consolidated financial statements.

                  ALARMGUARD HOLDINGS, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)


1. BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The unaudited interim financial information of Alarmguard Holdings, Inc. ("Alarmguard" or the "Company") should be read in conjunction with the audited consolidated financial statements of Security Systems Holdings, Inc.("SSH") as of and for the year ended December 31, 1996 included in the Registration Statement of Triton Group Ltd. on Form S-4 (File # 333-23307) filed with the Securities and Exchange Commission on March 14, 1997.

2. MERGER

  On April 15, 1997, Triton Acquisition Corp. ("Merger Sub"), a wholly-owned subsidiary of Triton Group Ltd. ("Triton"), consummated a merger (the "Merger") with SSH pursuant to an Agreement and Plan of Merger dated December 23, 1996, as amended March 6, 1997 (the "Merger Agreement"), by and among Triton, Merger Sub and SSH. As a result of the Merger, Merger Sub has ceased to exist and SSH will continue as the surviving corporation and as a wholly-owned subsidiary of the Company. In addition, in connection with the Merger, Triton effected a one-for-ten reverse stock split (the "Reverse Stock Split").

  Pursuant to the Merger Agreement and in consideration of the Merger, SSH's preferred and common stockholders received an aggregate of approximately 2,877,368 new shares of common stock of Triton, representing approximately 57% of the common stock outstanding upon consummation of the Reverse Stock Split and the Merger. Additionally, the combined company was renamed Alarmguard Holdings, Inc., the common shares of which are listed for trading on the American Stock Exchange under the symbol "AGD". As a result of the Merger, Alarmguard's fiscal year end was changed to December 31 and the Board of Directors of the Company was reconstituted to include five representatives from SSH's board of directors and two representatives from Triton's board of directors.

  The Merger was accounted for as a "reverse acquisition" such that Triton was designated the accounting acquiree and Alarmguard the accounting acquiror. As such, the net assets of Triton (principally cash of approximately $15.0 million plus other investments) were recorded at fair value and the pre-Merger financial statements of SSH became the historical financial statements of Alarmguard (formerly Triton). Accordingly, in the condensed consolidated balance sheet as of June 30, 1997, SSH's pre-Merger stockholders' deficiency and loss per common share have been retroactively restated for the equivalent number of shares received by the stockholders of SSH in the Merger, with differences between the par values of Triton's common stock and SSH's common stock recorded as an adjustment to paid-in-capital of Alarmguard.

  The pro forma net loss per common share and the pro forma loss per common share before extraordinary items for the three and six month periods ended June 30, 1997 and 1996 give effect to the conversion of all SSH preferred stock (including accrued dividends), and common stock into Triton common stock as noted above. Accordingly, the pro forma net loss per common share is calculated from the net loss before the dividend requirement on the SSH preferred stock ($200,000 and $341,000 for the six months ended June 30, 1997 and 1996 respectively and $29,000 and $170,000 for the three months ended June 30, 1997 and 1996 respectively). Such conversion excludes shares issuable upon exercise of outstanding stock options due to their anti-dilutive effect. The pro forma loss per common share for the three and six month periods ended June 30, 1997 also give effect to common shares issued in connection with the Company's two acquisitions consummated during the first six months of 1997 from the respective date of acquisitions (see Note 3). All share and per share information herein has been retroactively restated to reflect the Reverse Stock Split.


3. ACQUISITIONS

  On May 1, 1997, Alarmguard purchased all of the issued and outstanding shares of capital stock of Protective Alarms, Inc. ("Protective Alarms"), for an initial purchase price of $17.1 million. Up to $4.3 million in additional consideration will be paid to the sellers of Protective Alarms upon (i) the installation of certain national account contracts pending on the closing date; and (ii) certain other obligations being met during the year following the closing of the acquisition. Approximately $1.9 million of the amount due to sellers is secured by a cash collateralized letter of credit represented as restricted cash at June 30, 1997. Protective Alarms was a security alarm system company doing business primarily in Connecticut and Westchester County, New York, that provided security equipment and monitoring services to homeowners and businesses. In addition, Protective Alarms specialized in National Account sales under the name "Pro National", primarily in the Northeastern United States.

  In addition, during the six months ended June 30, 1997, Alarmguard acquired certain operating assets of three companies in the security alarm installation and monitoring business for an aggregate of $1,985,000 in cash and up to 568,000 shares of Alarmguard common stock valued at $3,812,000. The acquisitions added approximately $191,000 of Monthly Recurring Revenue ("MRR") and 2,900 customers. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the respective dates of acquisition. In connection with the acquisitions, Alarmguard received customer contracts ($6,044,000), and other assets ($1,137,000) and assumed current liabilities ($1,384,000).

  During the six months ended June 30, 1996, Alarmguard acquired certain operating assets of two companies in the security alarm installation and monitoring business for an aggregate of $893,000 in cash and $863,000 in notes payable to the sellers. The acquisitions added approximately
$57,000 MRR and 2,500 customers. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the respective dates of acquisition. In connection with the acquisitions, Alarmguard received customer contracts ($1,024,000), and other assets ($1,060,000) and assumed current liabilities
($328,000).

  The results of operations of the acquired companies have been included in the condensed consolidated statements of operations from the respective dates of acquisition.

  The following unaudited pro forma information shows the results of the Company's operations as though the acquisitions consummated during the first six months of 1996 had been made as of January 1, 1996 and as though the acquisitions consummated during the first six months of 1997 had been made as of January 1, 1996 and January 1, 1997:

(in thousands, except per share data)               Six months
                                                  ended June 30,
                                                 1997       1996
                                                 ----       ----

Pro forma revenue                                $18,775    $16,746
                                                ========   ========

Pro forma loss before extraordinary item        $(6,162)   $(4,469)
                                                ========   ========

Pro forma net loss                              $(6,975)   $(4,469)
                                                ========   ========

Pro forma loss per common share before
extraordinary item                               $(1.10)    $(0.80)
                                                ========   ========

Pro forma net loss per common share              $(1.25)    $(0.80)
                                                ========   ========

Shares used in computing pro forma loss
per common share                                   5,600      5,600
                                                ========   ========

  The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisitions taken place at the beginning of the respective periods or the results that may occur in the future and do not give effect to cost savings which may occur as a result of the consolidation of the acquired companies.

  The pro forma loss per common share give effect to the conversion of all preferred and common stock into Triton Common Stock (see Note 2) and the common stock issued in two acquisitions consummated during the first six months of 1997.

4. INVENTORIES

  Inventories consist principally of alarm components and supplies which are carried at the lower of cost or market value.

5. CUSTOMER INSTALLATION COSTS

  During the six months ended June 30, 1997 and 1996, Alarmguard incurred approximately $2,209,000 and $3,066,000, respectively, in customer installation costs primarily attributable to the operations of its direct marketing program. Alarmguard added approximately 3,200 and 5,400 customers, respectively, through its direct marketing program during these periods.

6. CUSTOMER CONTRACTS AND INTANGIBLES

  Customer contracts and intangibles (at cost) consist of the following:

(in thousands)                               June 30,  December 31,
                                                1997       1996
                                                ----       ----
Acquired customer contracts                    $50,286  $27,520
Covenants not to compete                        12,824    7,271
Goodwill                                         2,493    2,493
                                              --------  -------
                                                65,603   37,284
Less accumulated amortization
                                              (18,257) (15,854)
                                              --------  -------
                                               $47,346  $21,430
                                              ========  =======

7. OTHER INVESTMENTS

     Other investments at June 30, 1997 are comprised of certain assets held by Triton at the time of the Merger, which are being monetized on an as soon as reasonably practicable basis. Other investments at June 30, 1997 were as follows (in thousands):

Ridgewood Hotels, Inc. Series A Preferred Stock $2,009
Mission West Properties Common Stock             1,352
Other                                              236
                                                ------
                                                $3,597
                                                ======

     Alarmguard owns 450,000 shares of Series A Preferred Stock of Ridgewood Hotels, Inc. ("Ridgewood") with a face value of $3.6 million. Alarmguard currently receives a quarterly dividend of $90,000 on this investment and the preferred stock is redeemable at any time by Ridgewood at its face value plus accrued dividends. The preferred stock is convertible by Alarmguard at any time into 1,350,000 Ridgewood common shares, which would represent approximately 47% of the Ridgewood common shares then outstanding, or 40% fully diluted. Alarmguard accounts for the Ridgewood investment using the cost method of accounting.

     Alarmguard owns 676,050 common shares (44% of total outstanding common shares) of Mission West Properties ("Mission West"), a real estate company listed on the American Stock Exchange under the symbol "MSW". Mission West sold all of its operating assets in early 1997, and on August 5, 1997, Mission West shareholders approved the sale of 6 million shares of newly issued common stock, at $0.15 per share, to a group of private investors, which transaction is expected to close in September 1997. In a related action, the Mission West Board of Directors declared a $3.30 per share cash distribution to be paid on October 21, 1997. Alarmguard's share of the distribution amounts to approximately $2.2 million. The difference between the carrying amount and the distribution amount will be adjusted upon finalization of the accounting for the Merger. Alarmguard's interest in Mission West had a quoted market value of approximately $2.2 million on June 30, 1997. Upon completion of the sale of the new shares of common stock, Alarmguard will retain an approximate 9% ownership stake in Mission West. Alarmguard accounts for the Mission West investment using the equity method of accounting.


8. LONG TERM DEBT

  In connection with the Merger, Alarmguard refinanced its subordinated debt existing at April 15, 1997 with new subordinated debt with an aggregate principal amount of $4,600,000 and an interest rate of 15%. In addition, Alarmguard issued warrants to purchase approximately 216,000 shares of Alarmguard Common Stock at an exercise price of $11.11 per share, the fair value of which has been accounted for as a discount to the new subordinated debt and is being amortized over the life of the underlying debt instrument (two years).

  Concurrent with the Merger, Alarmguard refinanced its credit agreement existing at April 15, 1997 with a new credit agreement. The new credit agreement consists of a two year, $60 million, non-amortizing, revolving loan agreement which converts to a five year term loan on April
30, 1999. On June 30, 1997, outstanding borrowings under the Revolving Credit Facility were $44.2 million.

  During the three and six month periods ending June 30, 1997, the Company recognized an extraordinary loss of $0.8 million resulting from the write-off of unamortized financing costs from the former term loan and subordinated debt.

9. STOCK OPTIONS

  On April 17, 1997, the Board of Directors issued 382,000 stock options to the senior management of Alarmguard which vest over a four year period from the date of grant. Additionally, three Directors were granted 10,000 options on similar terms. The exercise price for all options granted was $7.50 per share which was the fair market value of the common stock at the date of grant.


10. COMMITMENTS AND CONTINGENCIES

     The Company experiences routine litigation in the normal course of its business. Management does not believe that any pending or threatened litigation will have a material adverse effect on the financial condition or results of operations of the Company.

11. RECENT FASB PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted as of December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced with basic earnings per share. In computing basic earnings per share, the dilutive effect of common stock equivalents will be excluded. The impact of Statement No. 128 on the computation of the Company's primary earnings per share (to be replaced with basic earnings per share) and fully diluted earnings per share is not expected to be material.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters in this section constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of Alarmguard Holdings, Inc. (the "Company" or "Alarmguard") to be materially different from historical results or from any results expressed or implied by such forward-looking statements. These factors are discussed under the caption "Risk Factors" in a Registration Statement on Form S-4 (File No. 333-23307) filed with the Securities and Exchange Commission on March 14, 1997 ("Form S-4").

GENERAL OVERVIEW

  For an overview of the Company's accounting policies, see the Company's audited consolidated financial statements as of and for the year ended December 31, 1996 on Form S-4 mentioned above.

  Alarmguard sells and installs burglar and fire alarm systems and provides security monitoring services and security system repair and maintenance services to homeowners and businesses, principally in the Northeast and Mid-Atlantic regions of the United States. Alarmguard provides its security alarm systems and services primarily under its trademark "Alarmguard". As of June 30, 1997
Alarmguard had approximately $2.1 million of monthly recurring revenue, approximately 60% of which was residential and 40% which was commercial.

  On April 15, 1997, Triton Acquisition Corp., a wholly owned subsidiary of Triton Group Ltd., completed a merger (the "Merger") with Security Systems Holdings, Inc. pursuant to an Agreement and Plan of Merger dated December 23, 1996, as amended March 6, 1997. Additionally, the combined company was renamed Alarmguard Holdings, Inc., the common shares of which are listed for trading on the American Stock Exchange under the symbol "AGD"(see note 2 to the unaudited condensed financial statements).

  Alarmguard's objective is to provide residential and commercial security services to an increasing number of subscribers. Alarmguard's growth strategy is to enhance its position in the security alarm monitoring industry in the Northeastern and Mid-Atlantic United States by increasing the number and density of subscribers for whom it provides services. Alarmguard is pursuing this strategy through a balanced growth plan involving: (1) incorporating acquisitions of portfolios of subscriber accounts in existing and contiguous markets; (2) internal growth through direct marketing to obtain new subscribers (the "Direct Marketing Program"); (3) growth of Alarmguard's core business through referrals and traditional local marketing; and (4) new multi-locational commercial subscribers from its National Accounts Program. Alarmguard believes that increasing the number and density of its subscribers will help it to achieve economies of scale and improve results of operations.

  During the six months ended June 30, 1997, Alarmguard acquired four companies in the security alarm installation and monitoring business for an aggregate of $19.1 million in cash and up to 568,000 shares of Alarmguard common stock valued at $3,812,000. The acquisitions added approximately $600,000 of monthly recurring revenue and 13,000 customers.

  Monthly Recurring Revenue ("MRR"). MRR represents revenue that a company in the security alarm industry is entitled to receive under contracts (monitoring, leasing, and maintenance, among other things) in effect at the end of such period. MRR is a term commonly used in the security alarm industry as a measure of the size of a company. It does not measure profitability or performance, and does not include any allowance for future subscriber attrition for uncollectible accounts receivable.

   Subscriber Attrition.  Subscriber attrition has an
adverse effect on the Company's financial position and
results of operations, since it affects the Company's
revenues.  Attrition, generally expressed on an annualized
basis, can be measured in terms of decreased MRR resulting
from canceled subscriber accounts.  Gross MRR attrition is
defined by the Company for a particular period as a
quotient, the numerator of which is equal to gross MRR lost
as the result of canceled subscriber accounts during such
period and the denominator of which is the average month-end
MRR during such period.  The following table sets forth the
Company's MRR additions, cancellations, and gross MRR
attrition for the periods indicated:
                                           6 Months Ended   12 Months Ended
                                           June 30, 1997   December 31, 1996
                                           -------------   -----------------
  Beginning of period                             $1,392         $1,129
  Direct Marketing Program additions                 108            264
  Acquisition additions                              604             80
  Other additions (1)                                 52             73
  Canceled MRR                                     (101)          (154)
                                           -------------   -----------------
  End of period                                   $2,055         $1,392
                                           =============   =================
  Gross MRR attrition (2)                          12.3%          11.9%

(1) Primarily generated through traditional sales programs and the National Accounts Program.
(2) Calculated on a last-twelve-month basis



RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1996

REVENUE

  Revenue for the six months ended June 30, 1997 increased approximately $3.7 million, or 32%, from the comparable period in 1996. Recurring revenue increased approximately $2.2 million, or 31%, as a result of an increase in new customer accounts resulting primarily from acquisitions and the Direct Marketing Program during the second half of 1996 and the first six months of 1997. Installation revenue increased approximately $1.2 million, or 33%, resulting primarily from the acquisition of Protective Alarms and increased activity in the Company's National Account Program. Service revenue increased approximately $0.3 million, or 41%, primarily due to the growth of the customer base.

COST OF REVENUE

  Cost of revenue for the six months ended June 30, 1997 increased approximately $1.8 million, or 39%, from the comparable period in 1996. Monitoring expense increased approximately $0.2 million, or 18%, primarily as a result of increased labor and communication expenses required to monitor additional subscriber accounts. As a percent of recurring revenue, monitoring expense decreased from 15.3% to 13.8%, primarily as a result of efficiencies related to monitoring incremental subscriber accounts. Installation expense increased approximately $1.1 million, or 56%, primarily as a result of increased installation volume from operations and the acquisition of Protective Alarms.
Service expense increased approximately $0.4 million, or 32%, resulting from additional labor required to service a larger customer base. Net service department expense (service revenue less service expenses) as a percent of recurring revenue was unchanged at 9% in the first six months of 1997 and 1996.

GROSS PROFIT

  Gross profit increased approximately $1.9 million, or 28%, to $8.7 million for the first six months of 1997 compared with $6.8 million for the first six months of 1996. The increase is primarily the result of an increase in recurring revenue at more favorable margins. Gross profit as a percent of total revenue decreased for the first six months of 1997 to 58% compared with 60% in the comparable period in 1996. This decrease was primarily the result of a less favorable product mix from the installation of security systems.

SALES AND MARKETING EXPENSE

  Sales and marketing expense for the first six months of 1997 increased approximately $0.3 million, or 19%, from the comparable period in 1996. The increase was primarily the result of the acquisition of Protective Alarms and increased commissions associated with increased installation revenue. As a percent of total revenue, sales and marketing expense decreased to 15% for the first six months of 1997 versus 16% for the comparable period in 1996. This decrease is primarily attributable to the increased revenue resulting from the acquisition of customer contracts.

GENERAL AND ADMINISTRATIVE

  General and administrative expenses for the first six months of 1997 increased approximately $0.9 million, or 23%, compared to the comparable period in 1996. The increase is primarily the result of staffing requirements at both the operating and corporate level required to facilitate the Company's growth. Additionally, the first six months of 1997 included the additional expenses of operating as a public company, costs not incurred the first six months of 1996. As a percent of total revenue, general and administrative expense for the first six months of 1997 decreased to 33% from 36% in the comparable 1996 period. This decrease was primarily the result of increased recurring revenue from acquisitions.

AMORTIZATION AND DEPRECIATION

  Amortization and depreciation for the first six months of 1997 increased by approximately $1.7 million, or 46%, compared to the same period in 1996. This increase was primarily the result of increased acquisition activity, and increased customer installation costs.

OPERATING LOSS

  Operating loss for the first six months of 1997 increased to approximately $3.9 million from $2.8 million in the comparable 1996 period. As a percent of total revenue, operating loss was 26% for the first six months of 1997 compared to 25% for the same period in 1996. The increased loss is primarily due to an increase in amortization and depreciation and lower installation margins which were not entirely offset by improved margins from monitoring, sales and marketing, and general and administrative expenses.


INTEREST EXPENSE

  Interest expense, net of interest income, for the six months ended June 30, 1997 increased $0.6 million, or 47% from the comparable period in 1996. This increase is the result of increased outstanding borrowings under the Company's Revolving Credit Facility in the first six months of 1997 compared to the first six months of 1996, a higher interest rate on the refinanced subordinated debt during the same period, and amortization (over two years) of the fair value of common stock warrants issued in conjunction with the subordinated debt.


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS
ENDED JUNE 30, 1996

REVENUE

  Revenue for the three months ended June 30, 1997 increased approximately $2.5 million, or 42%, from the comparable period in 1996. Recurring revenue increased approximately $1.5 million, or 41%, as a result of an increase in new customer accounts resulting primarily from acquisitions and the Direct Marketing Program during the second half of 1996 and the first six months of 1997. Installation revenue increased approximately $0.7 million, or 40%, resulting primarily from the acquisition of Protective Alarms and increased activity in the Company's National Account Program. Service revenue increased approximately $0.2 million, or 55%, primarily due to the growth of the customer base.

COST OF REVENUE

  Cost of revenue for the three months ended June 30, 1997 increased approximately $1.2 million, or 49%, from the comparable period in 1996. Monitoring expense increased approximately $0.1 million, or 26%, primarily as a result of increased labor and communication expenses required to monitor additional subscriber accounts. As a percent of recurring revenue, monitoring expense decreased from 15.2% to 13.5%, primarily a result of efficiencies related to monitoring incremental subscriber accounts. Installation expense increased approximately $0.7 million, or 59%, primarily as a result of increased installation volume from operations and the acquisition of Protective Alarms.
Service expense increased approximately $0.3 million, or 50%, resulting from additional labor required to service a larger customer base. Net service department expense (service revenue less service expenses) as a percent of recurring revenue was unchanged at 9% in the three month periods ending June 30, 1997 and 1996.

GROSS PROFIT

  Gross profit increased approximately $1.3 million, or 37%, to $4.8 million for the second quarter of 1997 compared with $3.5 million for the second quarter of 1996. The increase is primarily the result of more favorable margins on an increase in recurring revenue. Gross profit as a percent of total revenue decreased for the second quarter of 1997 to 57% compared with 59% in the comparable period in 1996.
This decrease was primarily the result of a less favorable product mix from the installation of security systems.

SALES AND MARKETING EXPENSE

  Sales and marketing expense for the three months ended June 30, 1997 increased approximately $0.3 million, or 28%, from the comparable period in 1996. The increase was primarily the result of the acquisition of Protective Alarms and increased commissions associated with increased installation revenue. As a percent of total revenue, sales and marketing expense decreased to 14% for the second quarter of 1997 versus 16% for the comparable period in 1996. This decrease is primarily attributable to the increased revenue resulting from the acquisition of customer contracts.

GENERAL AND ADMINISTRATIVE

  General and administrative expenses for the second quarter of 1997 increased approximately $0.7 million, or 36%, compared to the comparable period in 1996. The increase is primarily the result of staffing requirements at both the operating and corporate level needed to facilitate the company's growth. Additionally, the second quarter of 1997 includes additional expenses of operating as a public company, costs not incurred in the second quarter of 1996. As a percent of total revenue, general and administrative expense for the second quarter of 1997 decreased to 34% from 35% in the comparable 1996 period. This decrease was primarily the result of increased recurring revenue from acquisitions.

AMORTIZATION AND DEPRECIATION

  Amortization and depreciation for the second quarter of 1997 increased by approximately $1.3 million, or 69%, compared to the same period in 1996. This increase was primarily the result of increased acquisition activity, and increased customer installation costs.

OPERATING LOSS

  Operating loss for the second quarter of 1997 increased to approximately $2.3 million from $1.3 million in the comparable 1996 period. As a percent of total revenue, operating loss increased to 27% for the second quarter of 1997 compared to 22% for the same period in 1996. The increased loss is primarily due to an increase in amortization and depreciation and lower installation margins which were not entirely offset by improved margins from monitoring, sales and marketing, and general and administrative expenses.

INTEREST EXPENSE

  Interest expense, net of interest income, for the three months ended June 30, 1997 increased approximately $0.4 million, or 62% from the comparable period in 1996. This increase is the result of increased outstanding borrowings under the Company's Revolving Credit Facility in the second quarter of 1997 compared to the second quarter of 1996, a higher interest rate on the refinanced subordinated debt during the same period, and amortization (over two years) of the fair value of common stock warrants issued in conjunction with the subordinated debt.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources. Since May 1992, the Company has financed its operations and growth from a combination of borrowings under revolving credit facilities, issuance of subordinated debentures, sales of its capital stock, the recently completed Merger and internally generated cash flows. The Company's principal uses of cash are the costs associated with the marketing and installation of Direct Marketing Program systems, acquisitions of subscriber account portfolios, and interest payments on borrowings under the Revolving Credit Facility. A substantial portion of the Company's future cash flow will be used to fund the Direct Marketing Program and to service borrowings under the Revolving Credit Facility and other company debt. There can be no assurance that the Company will continue to have the ability to meet its borrowing requirements to fund its Direct Marketing Program and acquisition strategies, among other things.

  The Company entered into a new Revolving Credit Facility on April 15, 1997. The Revolving Credit Facility consists of a two year, $60 million, non-amortizing revolving loan agreement which converts to a five year term loan. As of June 30, 1997, the Company had approximately $44.2 million outstanding under the Revolving Credit Facility with approximately $2.0 million of availability. The Company's ability to borrow against the unused portion of the Revolving Credit Facility is limited by certain financial covenants, among other things.

  In connection with the Merger, Alarmguard refinanced its subordinated debt existing at April 15, 1997 with new subordinated debt with an aggregate principal amount of $4,600,000 and an interest rate of 15%. In addition, Alarmguard issued warrants to purchase approximately 216,000 shares of Alarmguard Common Stock at an exercise price of $11.11 per share which has been accounted for as a discount to the new subordinated debt and is being amortized over the life of the underlying debt instrument (two years)

  Additionally, the Company has a total of $6.8 million due to sellers of previous acquisitions, a portion of which is secured by various SSH notes and a letter of credit. A portion of the amounts due to sellers require the Company to make periodic principal and interest payments.

  The Company anticipates receipt of a cash distribution of approximately $2.2 million in October, 1997 from its minority investment in 676,050 shares of common stock in Mission West Properties ("Mission West") (AMEX: MSW). A distribution of $3.30 per common share was declared by the Mission West board of directors on August 5, 1997 and scheduled to be paid October 21, 1997. There can be no assurance that the cash distribution will be received by Alarmguard by October, 1997, or at all.

  The Company intends to continue to use cash flows from operations, together with borrowings under the Revolving
Credit Facility, to finance the addition of subscriber accounts and capital expenditures, including a planned $0.8 million expansion of the Company's central station.

  Additionally, the Company, depending on future needs and the cost and availability of various financing alternatives, may from time to time seek additional debt or equity financing in the public or private markets in order to support growth of subscriber accounts through acquisitions and the Direct Marketing Program. In August 1997, the Company engaged an investment banking firm to assist the Company in raising additional capital. There can be no assurance that the Company will be able to obtain such financing on acceptable terms or at all.

  If cash flows from operations and monetization of other investments combined with borrowings under the Revolving
Credit Facility and other borrowings are insufficient to fund the Company's growth strategies, management would curtail the Direct Marketing Program and implement a cost reduction strategy to the extent necessary to satisfy its obligations.

Liquidity. During the first six months of 1997 and 1996, the Company's net cash used in operating activities was approximately $2.6 million and $4.8 million, respectively. The decrease was primarily the result of increased cash flow from various working capital accounts, and reduced Direct Marketing Program installation costs.

   During the first six months of 1997 and 1996, the Company's net cash used in investing activities was approximately $6.7 million and $1.2 million, respectively.
This increase was primarily the result of larger acquisitions in the first six months of 1997 compared with 1996 which were partially offset by cash received in the Merger.

   During the first six months of 1997 and 1996, the Company's net cash provided by financing activities was approximately $9.5 million and $5.4 million, respectively.
This increase was primarily the result of increased borrowings under the Revolving Credit Facility and elimination of monthly principal payments on the Revolving
Credit Facility in 1997.

  Alarmguard employs two additional operating measures, EBITDA and Adjusted EBITDA, which management believes enhances an understanding of the Company's financial performance. These calculations do not represent cash flows from operations as defined by generally accepted accounting principals and should not be construed as an alternative to net income. EBITDA represents earnings before interest and income taxes plus amortization and depreciation charges. EBITDA has been used by Alarmguard's lenders to determine current borrowing capacity and to estimate the long-term value of companies with recurring revenues. EBITDA for the six months ended June 30, 1997 and 1996, amounted to $1.5 million and $0.9 million respectively. EBITDA for the three months ended June 30, 1997 and 1996, amounted to $0.8 million and $0.5 million, respectively.

  Adjusted EBITDA is derived by adding Direct Marketing
Program expenses incurred, net of Direct Marketing Program revenues earned, to EBITDA. This calculation enhances comparison of Alarmguard's results to those of other security alarm companies that grow primarily through acquisition of subscriber accounts rather than investing in internal growth programs. Adjusted EBITDA was $2.7 million and $1.8 million for the six months ended June 30, 1997 and 1996, respectively. Adjusted EBITDA was $1.4 million and $1.0 million for the three months ended June 30, 1997 and 1996, respectively.

   During the first six months of 1997 and 1996, the Company had net losses of approximately $6.7 million and approximately $4.2 million, respectively. During the three months ended June 30, 1997 and 1996, the Company had net losses of approximately $4.2 million and approximately $2.0 million, respectively. Such losses reflect, among other factors, the expenses associated with internally generated subscriber accounts, the charges incurred by the Company for amortization of purchased subscriber accounts and the interest incurred on its indebtedness. Such expenses, charges and interest will increase as the Company continues to internally generate new subscriber accounts and to purchase subscriber accounts, or if the Company's indebtedness increases or if interest rates increase. The Company expects to continue to incur net losses for the foreseeable future.

  The Company has had, and expects to continue to have, a working capital deficit. At June 30, 1997, the Company had a working capital deficit of approximately $11.2 million. There are two principal categories of current liabilities that cause the Company to have a working capital deficit:
(i) "deferred revenue", which represents billings by the Company in advance of services performed; and (ii) "purchase holdbacks", which represent the aggregate of a portion of the purchase price of subscriber accounts which, if the actual attrition rate exceeds the guaranteed rate at the end of such 9 - 12 month holdback period, is applied to adjust the effective purchase price downward.

   Recent FASB Pronouncements. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted as of December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced with basic earnings per share. In computing basic earnings per share, the dilutive effect of common stock equivalents will be excluded. The impact of Statement No. 128 on the computation of the Company's primary earnings per share (to be replaced with basic earnings per share) and fully diluted earnings per share is not expected to be material.


                           PART II
                      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company was not involved in any material legal proceedings during the six months ended June 30, 1997 which management believes would have a material or adverse effect on the financial condition or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES

  Pursuant to the Merger with Triton, and in consideration of the Merger, SSH's stockholders received an aggregate of approximately 2,877,368 new shares of common stock of Triton, representing approximately 57% of the common stock outstanding upon consummation of the Reverse Stock Split and the Merger.

  On May 28, 1997 the Company consummated the acquisition of Absolute Life Safety and Security, Inc. ("Absolute") for approximately $1,412,000. The consideration provided for in the acquisition was $250,000 in cash and up to 189,021 shares of the Company's common stock, of which 57,418 were placed in escrow and are subject to certain post closing adjustments. The common stock issued was based on a ten day average closing price of $6.15 per share.

  On June 20, 1997, the Company consummated the acquisition of Telcoa International, Inc. ("Telcoa") for approximately $4,250,000. The consideration provided for in the acquisition was $1,600,000 in cash and up to 378,869 shares of the Company's common stock, of which 303,820 were placed in escrow and are subject to certain post closing adjustments. The common stock issued was based on a ten day average closing price of $6.9939 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. The registrant's annual shareholder meeting was held on April 14, 1997. At the annual meeting, the stockholders of the Company approved all of the proposals submitted to them for approval.

     b. Management's nominees for directors as listed in the proxy statement were all elected at the annual meeting and there was no solicitation in opposition thereto.

     (c)(1)    The results of Management's proposal to
          approve the Agreement and Plan of Merger by and among Triton Group Ltd., Triton Acquisition Corp.
          and Security Systems Holdings, Inc.

                         For:                12,992,116
                         Against:                50,309
                         Abstain:                 3,231
                         Broker non-votes:    3,987,021

     (c)(2)    The results of Management's proposal to
          approve an amendment to the Registrant's Charter to change the name of Triton Group Ltd. to Alarmguard Holdings, Inc.

                         For:               12,992,300
                         Against:               49,121
                         Abstain:                4,235
                         Broker non-votes:   3,987,021

     (c)(3)    The results of Management's proposal to
          approve an amendment to the Registrant's Charter to authorize the Triton Board to issue Triton
          Preferred Stock in one or more classes or series, having such rights, privileges, designations and preferences as may be determined by the Triton
          Board.

                         For:                11,927,685
                         Against:             1,060,089
                         Abstain:                57,882
                         Broker non-votes:    3,987,021

     (c)(4)    The results of Management's proposal to
          approve an amendment to the Registrant's Charter to change the authorized capital stock of Triton to 25 million shares of Triton Common Stock and 5 million shares of Triton Preferred Stock.

                         For:                12,967,686
                         Against:                71,148
                         Abstain:                 6,822
                         Broker non-votes:    3,987,021

     (c)(5)    The results of Management's proposal to
          approve an amendment to the Registrant's charter to effect the one-for-ten Reverse Stock Split of the Triton Common Stock.

                         For:                12,736,695
                         Against:               357,387
                         Abstain:                17,577
                         Broker non-votes:    3,921,018

     (c)(6)    The results of Management's proposal to
          approve an amendment to the Registrant's charter to classify the directors of Triton into three classes, with staggered three-year terms.

                         For:                11,731,705
                         Against:             1,298,909
                         Abstain:                15,042
                         Broker non-votes:    3,987,021


     (c)(7)    The results of Management's proposal to
          approve an amendment to the Registrant's charter to eliminate the ability of Triton stockholders to act by written consent.

                         For:                11,567,970
                         Against:             1,410,401
                         Abstain:                67,285
                         Broker non-votes:    3,987,021

     (c)(8)    The results of Management's proposal to
          approve an amendment to the Registrant's charter to eliminate the ability of Triton stockholders to call a special meeting of the stockholders.

                         For:                11,615,807
                         Against:             1,410,433
                         Abstain:                19,416
                         Broker non-votes:    3,987,021

     (c)(9) The results of Management's proposal to elect four persons to Triton's Board of Directors.

                         For:               16,981,535
                         Withheld:              51,142

     (c)(10)The results of Management's proposal to approve the 1997 Stock Incentive Plan.

                         For:                15,578,464
                         Against:             1,332,037
                         Abstain:                56,164
                         Broker non-votes:       66,012

     d.  Not applicable.

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits
   The following exhibits are filed with this quarterly report on form 10-Q

Exhibits
Number              Exhibit
3.1 Amended and Restated Certificate of Incorporation incorporated by reference from the Registration
               Statement on Form S-4
10.1           Second Amended and Restated Term Loan
               and Acquisition Credit Agreement
10.2           Note purchase agreement
10.3 Protective Alarms, Inc. Stock Purchase and Sale Agreement, as amended (incorporated by reference to current report on Form 8-K dated May 1, 1997)
10.4 1997 Long Term Stock Incentive Plan incorporated by reference from the Registration Statement on Form S-4
27.1           Financial data schedule

(b)  Reports on form 8-K

On April 15, 1997, the Company filed a current report on Form 8-K with respect to its merger with Triton Group Ltd.

On May 1, 1997, the Company filed a current report on Form 8-K with respect to its acquisition of Protective Alarms, Inc.



The Company filed a current report on Form 8-K/A dated April
15, 1997 with respect to its merger with Triton Group Ltd., which included pro forma financial information.

The Company filed a current report on Form 8-K/A dated May
1, 1997 with respect to its acquisition of Protective
Alarms, Inc., which included pro forma financial information.

                         SIGNATURES

  Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALARMGUARD HOLDINGS, INC.
                                        Registrant

          DATE: AUGUST 13, 1997     /S/ DAVID HEIDECORN
                                   EXECUTIVE VICE PRESIDENT AND
                                   CHIEF FINANCIAL OFFICER