Form 10-Q
period 1997-09-30
ALARMGUARD HOLDINGS INC
filed 1997-11-13
CIK 319250

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                       ______________

                          FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1997 or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

                Commission File Number 1-8138

                  Alarmguard Holdings, Inc.



Incorporated In Delaware      IRS Identification No: 33-0318116

Principal Executive Offices:       Telephone (203) 795-9000
     125 Frontage Road
     Orange, Connecticut 06477

Indicate by check mark whether the Registrant (1) has filed
all reports by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months, and (2)
has been subject to such filing requirements for the past 90
days.  Yes     X      No

Indicate by check mark whether the Registrant has filed all
documents and reports required to be filed by Section 12.13
or 15(d) of the Securities Exchange Act of 1934 subsequent
to the distribution of securities under a plan confirmed by
a court. Yes   X      No

The number of shares of Alarmguard Holdings, Inc.'s common stock, $.0001 par value, outstanding as of November 11, 1997 was 5,591,847.


                  ALARMGUARD HOLDINGS, INC.
                            INDEX

                Part I. Financial Information

Item 1.   Financial Statements (Unaudited)              Page Number

     Condensed Consolidated Balance Sheets
       as of September 30, 1997 and December 31, 1996        3

     Condensed Consolidated Statements of Operations
     for the three and nine months ended
       September 30, 1997 and 1996                           4

     Condensed Consolidated Statements of Cash Flows
       for the nine months ended September 30, 1997
       and 1996                                              5

     Notes to Condensed Consolidated Financial Statements    6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and  Results of Operations               11

                 Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K                   17




PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  ALARMGUARD HOLDINGS, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS
                      ($ IN THOUSANDS)

                                          September      December
                                          30, 1997       31, 1996
ASSETS                                   (unaudited)
Current assets:
  Cash and cash equivalents                      $463          $230
  Restricted cash                               1,931           ---
  Accounts receivable, net                      7,001         3,791
  Inventories                                   2,497         1,698
  Other current assets                            933           582
                                               ------         -----
Total current assets                           12,825         6,301

Property and equipment, net                     2,158         2,478
Customer installation costs, net                9,330         7,531
Customer contracts and intangibles, net        45,307        21,430
Other investments                               3,597           ---
Other assets                                      947         1,391
                                               ------        ------
Total assets                                  $74,164       $39,131
                                               ======        ======

LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
Current liabilities:
  Accounts payable                             $3,020        $1,469
  Accrued expenses                              6,430         1,390
  Current portion of long term debt             1,711         4,865
  Deferred revenue                              6,479         4,621
  Due to sellers                                4,275           254
  Other current liabilities                       651           754
                                               ------        ------
Total current liabilities                      22,566        13,353

Term loan, less current portion                46,900        26,467
Subordinated debt                               4,348         4,951
Notes payable, less current portion               890         2,563
Other liabilities                                 704           422

Redeemable preferred stock                        ---        16,273

Stockholders' deficiency
  Common stock, $0.0001 par value,
  25,000,000 shares                                 1           ---
    authorized, 5,599,932 shares
    issued and outstanding
  Common stock, $1.00 par value,
   256,000 shares
    authorized, 236,671 shares                    ---           237
    (including 33,748 of non-
    voting shares) issued and
    outstanding
  Additional paid in capital                   33,947            35
  Accumulated deficit                        (35,192)      (25,135)
  Notes receivable from officers                  ---          (35)
                                              -------       -------
Total stockholders' deficiency                (1,244)      (24,898)
                                              -------       -------
Total liabilities and
stockholders' deficiency                      $74,164       $39,131
                                               ======        ======

See accompanying notes to the unaudited condensed consolidated financial statements.

                  ALARMGUARD HOLDINGS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                         FOR THE THREE MONTHS          FOR THE NINE MONTHS
                           ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                               1997      1996          1997          1996

Revenue                     $9,627      $6,357        $24,611     $17,683
Cost of revenue              4,204       2,657         10,445       7,136
                             -----       -----         ------      ------
Gross profit                 5,423       3,700         14,166      10,547

  Selling, general and
  administrative expense     3,997       3,008         11,196       8,917
  Amortization and
  depreciation expense       3,309       2,115          8,776       5,851
                             -----       -----         ------      ------
Total operating expenses     7,306       5,123         19,972      14,768
                             -----       -----         ------      ------
Operating loss              (1,883)     (1,423)        (5,806)     (4,221)

Other income (expense):
  Interest expense          (1,334)       (787)        (3,329)     (2,142)
  Other, net                   103          (2)            91         (13)
                             -----       -----          -----       -----
Loss before extraordinary
  item                      (3,114)     (2,212)        (9,044)     (6,376)


Extraordinary loss from
  the early extinguishment
  of debt                      ---        ---            (813)        ---
                            ------      ------         ------       -----
Net loss                   $(3,114)    $(2,212)       $(9,857)    $(6,376)

Pro forma loss per common
  share before
  extraordinary item        $(0.58)     $(0.44)        $(1.73)     $(1.27)

Pro forma loss per common
  share for extraordinary
  item                        ---          ---         $(0.15)       ---
                            ------       -----         ------      ------
Pro forma net loss per
  common share              $(0.58)     $(0.44)        $(1.88)     $(1.27)
                            ======      ======         ======      ======
Weighted average number
of common shares used in
computing pro forma loss
per common share             5,366       5,024          5,253       5,024
                            ======      ======         ======      ======

 See accompanying notes to unaudited condensed consolidated
                    financial statements.

                  ALARMGUARD HOLDINGS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      ($ IN THOUSANDS)

                                                   FOR THE NINE
                                                      MONTHS
                                                ENDED SEPTEMBER 30
                                                       1997        1996
Operating activities:
Net loss                                           ($9,857)    ($6,376)
Adjustment to reconcile net loss to net cash
  used in operating activities:
    Amortization and depreciation                     8,776       5,851
    Extraordinary loss                                  813         ---
    Customer installation costs                     (3,157)     (4,408)
    Changes in operating assets & liabilities,
    net of effects of acquisitions                  (1,524)       (512)
                                                    ------      ------
Net cash used in operating activities               (4,949)     (5,445)

Investing activities:
  Acquisitions of businesses, net of cash           (4,645)     (1,218)
acquired
  Increase in restricted cash                       (1,931)         ---
  Purchases of property and equipment                 (192)       (337)

Net cash used in investing activities               (6,768)     (1,555)
                                                    ------      ------

Financing activities:
  Proceeds from term loan                            46,900       5,900
  Proceeds from issuance of subordinated debt         4,300       1,981
  Proceeds from issuance of common stock                ---          21
  Payments of term loan                            (31,836)     (1,373)
  Payments of subordinated debt                     (4,951)         ---
  Financing fees paid                               (1,040)         ---
  Payments of other notes payable and capital       (1,423)       (500)
leases
                                                    -------     -------
Net cash provided by financing activities            11,950       6,029
                                                    -------     -------

Increase (decrease) in cash and cash                    233       (971)
equivalents
Cash and cash equivalents at beginning of               230       1,561
period
Cash and cash equivalents at end of period             $463        $590
                                                    =======     =======

      Cash paid for interest                         $3,448      $2,152
                                                    =======     =======
See accompanying notes to unaudited condensed consolidated financial statements.

                  ALARMGUARD HOLDINGS, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)


1. BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The condensed consolidated balance sheet as of December 31, 1996 has been derived from the audited consolidated balance sheet as of that date. The unaudited interim financial information of Alarmguard Holdings, Inc. ("Alarmguard" or the "Company") should be read in conjunction with the audited consolidated financial statements of Security Systems Holdings, Inc.("SSH") as of and for the year ended December 31, 1996 included in the Registration Statement of Triton Group Ltd. on Form S-4 (File # 333-23307) filed with the Securities and Exchange Commission on March 14, 1997.

2. MERGER

  On April 15, 1997, Triton Acquisition Corp. ("Merger Sub"), a wholly-owned subsidiary of Triton Group Ltd. ("Triton"), consummated a merger (the "Merger") with SSH pursuant to an Agreement and Plan of Merger dated December 23, 1996, as amended March 6, 1997 (the "Merger Agreement"), by and among Triton, Merger Sub and SSH. As a result of the Merger, Merger Sub ceased to exist and SSH has continued as the surviving corporation and a wholly-owned subsidiary of the Company. In addition, in connection with the Merger, Triton effected a one-for-ten reverse stock split (the "Reverse Stock Split").

  Pursuant to the Merger Agreement and in consideration of the Merger, SSH's preferred and common stockholders received an aggregate of 2,877,321 new shares of common stock of Triton, representing approximately 57% of the common stock outstanding upon consummation of the Reverse Stock Split and the Merger. Additionally, post-merger, the Company was renamed Alarmguard Holdings, Inc., the common shares of which are listed for trading on the American Stock Exchange under the symbol "AGD". As a result of the Merger, Alarmguard's fiscal year end was changed to December 31 and the Board of Directors of the Company was reconstituted to include five representatives from SSH's Board of Directors and two representatives from Triton's Board of Directors.

  The Merger was accounted for as a "reverse acquisition" such that Triton was designated the accounting acquiree and SSH the accounting acquiror. As such, the net assets of Triton (principally cash of approximately $15.0 million plus other investments) were recorded at fair value and the pre-Merger financial statements of SSH became the historical financial statements of Alarmguard (formerly Triton). Accordingly, in the condensed consolidated balance sheet as of September 30, 1997, SSH's pre-Merger stockholders' deficiency and loss per common share have been retroactively restated for the equivalent number of shares received by the stockholders of SSH in the Merger, with differences between the par values of Triton's common stock and SSH's common stock recorded as an adjustment to paid-in-capital of Alarmguard.

  The pro forma net loss per common share and the pro forma loss per common share before extraordinary items for the three and nine month periods ended September 30, 1997 and 1996 give effect to the conversion of all SSH preferred stock (including accrued dividends) and common stock into Triton common stock as noted above. Accordingly, the pro forma net loss per common share is calculated from the net loss before the dividend requirement on the SSH preferred stock ($200,000 and $513,000 for the nine months ended September 30, 1997 and 1996, respectively, and $172,000 for the three months ended September 30, 1996). Such conversion excludes shares issuable upon exercise of outstanding stock options due to their anti-dilutive effect. The pro forma loss per common share for the three and nine month periods ended September 30, 1997 also give effect to common shares issued in connection with the Company's two acquisitions consummated during the first nine months of 1997 from the respective dates of acquisitions (see Note 3). All share and per share information herein has been retroactively restated to reflect the Reverse Stock Split.


3. ACQUISITIONS

  On May 1, 1997, Alarmguard purchased all of the issued and outstanding shares of capital stock of Protective Alarms, Inc. ("Protective Alarms"), for an initial purchase price of $17.1 million. Up to $4.3 million in additional consideration will be paid to the sellers of Protective Alarms upon (i) the installation of certain national account contracts pending on the closing date; and (ii) certain other obligations being met during the year following the closing of the acquisition, of which $0.4 million has been paid through September 30, 1997. Approximately $1.9 million of the amount potentially due to sellers is secured by a cash collateralized letter of credit represented as restricted cash at September 30, 1997. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Protective Alarms was a security alarm system company doing business primarily in Connecticut and Westchester County, New York, that provided security equipment and monitoring services to homeowners and businesses. In addition, Protective Alarms engaged in national account sales under the name "Pro National", primarily in the Northeastern United States.

  In addition, during the nine months ended September 30, 1997, Alarmguard acquired certain operating assets of three companies in the security alarm installation and monitoring business for an aggregate of $1,985,000 in cash and up to 568,000 shares of Alarmguard common stock valued for the purposes of the acquisitions at $3,812,000. The acquisitions added approximately $191,000 of Monthly Recurring Revenue ("MRR") and 2,900 customers. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the respective dates of acquisition. In connection with the acquisitions, Alarmguard received customer contracts of $6,044,000, and other assets of $1,137,000 and assumed current liabilities of $1,384,000, which was included in the purchase price of the acquisitions.

  During the nine months ended September 30, 1996, Alarmguard acquired certain operating assets of three companies in the security alarm installation and monitoring business for an aggregate of $1,218,000 in cash and $1,235,000 in notes payable to the sellers. The acquisitions added approximately $80,000 of MRR and 3,800 customers. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the respective dates of acquisition. In connection with the acquisitions, Alarmguard received customer contracts of $1,881,000, and other assets of $1,215,000 and assumed current and long term liabilities of $643,000, which was included in the purchase price of the acquisitions.

  The results of operations of the acquired companies have been included in the condensed consolidated statements of operations from the respective dates of acquisition.

  The following unaudited pro forma information shows the results of the Company's operations as though the acquisitions consummated during the first nine months of 1996 had been made as of January 1, 1996 and as though the acquisitions consummated during the first nine months of 1997 had been made as of January 1, 1996 and January 1, 1997:

(in thousands, except per share data)           Nine months ended
                                                  September 30,
                                               1997         1996

Pro forma revenue                               $28,346    $26,070
                                            ===========   ========

Pro forma loss before extraordinary item       $(9,273)   $(6,833)

                                            ===========   ========

Pro forma net loss                            $(10,086)   $(6,833)
                                            ===========   ========
Pro forma loss per common share before
extraordinary item                             $(1.66)    $(1.22)
                                            ===========   ========

Pro forma net loss per common share             $(1.80)    $(1.22)
                                            ===========   ========

Shares used in computing pro forma loss
per common share                                 5,592      5,592
                                            ===========   ========

 The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisitions taken place at the beginning of the respective periods or the results that may occur in the future and do not give effect to cost savings which may occur as a result of the consolidation of the acquired companies.

  The pro forma loss per common share gives effect to the conversion of all preferred and common stock into Triton Common Stock (see Note 2) and the common stock issued in two acquisitions consummated during the first nine months of 1997.

4. INVENTORIES

  Inventories consist principally of alarm components and supplies which are carried at the lower of cost or market value.

5. CUSTOMER INSTALLATION COSTS

  During the nine months ended September 30, 1997 and 1996, Alarmguard incurred approximately $3,157,000 and $4,408,000, respectively, in customer installation costs primarily attributable to the operations of its direct marketing program. Alarmguard added approximately 5,400 and 7,900 customers, respectively, through its direct marketing program during these periods.



6. CUSTOMER CONTRACTS AND INTANGIBLES

  Customer contracts and intangibles (at cost) consist of the following:

(in thousands)                  September 30,  December 31,
                                     1997        1996

Acquired customer                 $54,020      $27,520
contracts
Covenants not to compete           12,824        7,271
Goodwill                            2,493        2,493
                                 --------     --------
                                   69,337       37,284
Less accumulated
amortization                     (24,030)    (15,854)
                                 --------     --------
                                  $45,307      $21,430
                                 ========     ========

7. OTHER INVESTMENTS

     Other investments at September 30, 1997 are comprised of certain assets held by Triton at the time of the Merger, which are in the process of being liquidated.

     (In thousands)
     Ridgewood Hotels, Inc. Series A           $2,009
     Preferred Stock
     Mission West Properties Common Stock       1,352
     Other                                        236
                                              -------
                                               $3,597
                                              =======


     Alarmguard owns 450,000 shares of Series A Preferred Stock of Ridgewood Hotels, Inc. ("Ridgewood") with a face value of $3.6 million. Alarmguard currently receives a 10% quarterly dividend of $90,000 on this investment and the preferred stock is redeemable at any time by Ridgewood at its face value plus accrued dividends. The preferred stock is convertible by Alarmguard at any time into 1,350,000 Ridgewood common shares, which would represent approximately 47% of the Ridgewood common shares then outstanding, or 40% fully diluted. Alarmguard accounts for the Ridgewood investment using the cost method of accounting.

     Alarmguard owns 676,050 common shares of Mission West Properties ("Mission West"), a real estate company listed on the American Stock Exchange under the symbol "MSW". On August 5, 1997, Mission West shareholders approved the sale of 6 million shares of newly issued common stock, at $0.15 per share, to a group of private investors, which transaction closed on September 2, 1997. Additionally, the Mission West Board of Directors declared a $3.30 per share cash distribution which was paid on October 21, 1997. Alarmguard's share of the distribution amounted to approximately $2.2 million. The difference between the carrying amount and the distribution amount will be adjusted upon finalization of the accounting for the Merger. Prior to the cash distribution, Alarmguard accounted for the Mission West investment using the equity method of accounting. Subsequent to the distribution, this was discontinued.

8. LONG TERM DEBT

  Concurrent with the Merger, Alarmguard refinanced its credit agreement existing at April 15, 1997 with a new credit agreement. The new agreement provides for a two year, $60 million, non-amortizing, revolving loan agreement which converts to a five year term loan on April 30, 1999.
On September 30, 1997, outstanding borrowings under the revolving credit facility were $46.9 million. During the nine month period ending September 30, 1997, the Company recognized an extraordinary loss of $0.8 million resulting from the write-off of unamortized financing costs from the former credit agreement and subordinated debt.

  On August 22, 1997 the Company entered into an Amendment to its existing revolving credit facility which allowed the Company to increase its borrowing availability by $2.1 million in anticipation of the Mission West dividend of $2.2 million. The Amendment terminated upon receipt of the cash dividend from Mission West on October 21, 1997.

  On October 31, 1997 the Company entered into a three year interest rate swap agreement at 8.84%. The Company fixed
$40 million out of $46.9 million outstanding under the Company's revolving credit facility.

  In connection with the Merger, Alarmguard refinanced its subordinated debt with $4.6 million of newly issued subordinated debt bearing interest at 15%. In addition, Alarmguard issued warrants to purchase 215,939 shares of Alarmguard Common Stock at an exercise price of $11.11 per share which has been accounted for as a discount to the new subordinated debt and is being amortized over the two year life of the underlying debt instrument.

9. STOCK OPTIONS

  On April 17, 1997, the Board of Directors issued 352,000 stock options to the senior management of Alarmguard which vest over a four year period from the date of grant, 339,000 of which were outstanding as of September 30, 1997. Additionally, three non-employee Directors were granted 10,000 options on similar terms. The exercise price for all options granted was $7.50 per share which was the quoted market value of the common stock at the date of grant.

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

GENERAL OVERVIEW

  For an overview of the Company's accounting policies, see the Company's audited consolidated financial statements as of and for the year ended December 31, 1996 which are included in the Form S-4 mentioned above.

  Alarmguard sells and installs burglar and fire alarm systems and provides security monitoring services and security system repair and maintenance services to homeowners and businesses, principally in the Northeast and Mid-Atlantic regions of the United States. Alarmguard provides its security alarm systems and services primarily under its trademark "Alarmguard". As of September 30, 1997
Alarmguard had approximately $2.1 million of monthly recurring revenue, approximately 60% of which was residential and 40% of which was commercial.

  On April 15, 1997 Triton Group Ltd. completed a merger (the "Merger") with Security Systems Holdings, Inc. pursuant to an Agreement and Plan of Merger dated December 23, 1996, as amended March 6, 1997. Additionally, post-merger, the Company was renamed Alarmguard Holdings, Inc., the common shares of which are listed for trading on the American Stock Exchange under the symbol "AGD"(see note 2 to the unaudited condensed consolidated financial statements).

  Alarmguard's objective is to provide residential and commercial security services to an increasing number of subscribers. Alarmguard's growth strategy is to enhance its position in the security alarm monitoring industry in the Northeastern and Mid-Atlantic United States by increasing the number and density of subscribers for whom it provides services. Alarmguard is pursuing this strategy through a balanced growth plan involving: (1) incorporating acquisitions of portfolios of subscriber accounts in existing and contiguous markets; (2) internal growth through direct marketing to obtain new subscribers (the "Direct Marketing Program"); (3) growth of Alarmguard's core business through referrals and traditional local marketing; and (4) new multi-locational commercial subscribers from its National Accounts Program. Alarmguard believes that increasing the number and density of its subscribers will help it to achieve economies of scale and enhance results of operations.

  During the nine months ended September 30, 1997, Alarmguard acquired four companies in the security alarm installation and monitoring business for an aggregate of $19.1 million in cash and up to 568,000 shares of Alarmguard common stock valued for purposes of the acquisitions at $3,812,000. The acquisitions added approximately $600,000 of monthly recurring revenue and 13,000 customers.

KEY OPERATING MEASURES

  The Company employs three internal measurements used to assess the performance of operations: Adjusted EBITDA, Monthly Recurring Revenue ("MRR")and Gross MRR Attrition.

  Adjusted EBITDA. Adjusted EBITDA is derived by adding Direct Marketing Program ("DMP") expenses incurred, net of DMP revenues earned, to EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization"). This calculation provides a basis for comparison of Alarmguard's results to those of other security alarm companies that grow primarily through the acquisition of subscriber accounts rather than investing in internal growth programs. An amount similar to adjusted EBITDA is used by lenders in extending credit to Alarmguard. Adjusted EBITDA does not represent cash flows from operations as defined by generally accepted accounting principals and should not be construed as an alternative to net income. Adjusted EBITDA was $4.6 million for the nine months ended September 30, 1997 compared to $2.9 million for the nine months ended September 30, 1996, a 61% increase. Adjusted EBITDA was $1.9 million and $1.1 million for the three months ended September 30, 1997 and 1996, respectively.

                 FOR THE THREE          FOR THE NINE
                    MONTHS                 MONTHS
                     ENDED            ENDED SEPTEMBER
                 SEPTEMBER 30,              30,
($000s)          1997      1996         1997      1996

EBITDA         $1,426      $692       $2,970    $1,630
  Less DMP      (294)     (941)        (963)    (2,462)
revenue
  Plus DMP        810     1,333        2,632     3,710
expense
               ------    ------       ------    ------
Adjusted       $1,942    $1,084       $4,639    $2,878
EBITDA
               ======    ======       ======    ======
  Monthly Recurring Revenue. MRR represents revenue that a company in the security alarm industry is entitled to receive under contracts (monitoring, leasing, and maintenance) in effect at the end of such period. MRR is a term commonly used in the security alarm industry as a measure of the size of a company. It does not measure profitability or performance, and does not include any allowance for future subscriber attrition or uncollectible accounts receivable.

   Gross MRR Attrition. Gross MRR attrition has an adverse effect on the Company's financial position and results of operations, since it affects the Company's recurring revenues. Gross MRR attrition, generally expressed on an annualized basis, can be measured in terms of decreased MRR resulting from canceled subscriber accounts. Gross MRR attrition is defined by the Company for a particular period as a quotient, the numerator of which is equal to gross MRR lost as the result of canceled subscriber accounts during such period and the denominator of which is the average month-end MRR during such 12 month period. The following table sets forth the Company's MRR additions, cancellations, and gross MRR attrition for the periods indicated:

                           Nine Months Ended  Twelve Months
                           September 30, 1997     Ended
                                               December 31,
                                                   1996
MRR ($000s)
  Beginning of period                  $1,392         $1,129
  DMP Additions                           150            264
  Acquisition additions                   606             80
  Other additions (1)                      88             73
  Canceled MRR                          (158)          (154)
                                   ----------      ---------
  End of period                        $2,078         $1,392
                                   ==========      =========
  Gross MRR attrition (2)               11.6%          11.9%
(1) MRR primarily generated through traditional non-investment sales programs and the National Accounts Program.
(2) Calculated on a trailing twelve-month basis.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1996

REVENUE

  Revenue for the nine months ended September 30, 1997 increased $6.9 million, or 39% from the comparable period in 1996. This increase was primarily the result of a 40% increase of recurring revenue to $15.4 million and a 35% increase in installation revenue to $2.0 million. A significant portion of the revenue growth was related to acquisition activity in 1997.

GROSS PROFIT

  Gross profit increased to $14.2 million, 58% of total revenue, for the third quarter of 1997 compared to $10.5 million, 60% of total revenue, in the third quarter of 1996. The decrease of gross profit as a percentage of total revenue was primarily the result of several larger installations which had lower gross profit margins than the Company's traditional business.

SELLING, GENERAL AND ADMINISTRATIVE

  Selling, general and administrative expense for the first nine months of 1997 increased approximately $2.3 million over the comparable period in 1996. The increase was primarily the result of staffing requirements at both the operating and corporate level required to facilitate the Company's growth plan and additional expenses of operating as a public company, costs which were not incurred during the first nine months of 1996. As a percent of total revenue, selling, general and administrative expense for the first nine months of 1997 decreased to 45% from 50% in the comparable 1996 period, reflecting economies of scale resulting from incremental revenue growth.

AMORTIZATION AND DEPRECIATION

  Amortization and depreciation for the first nine months of 1997 increased by approximately $2.9 million compared to the same period in 1996. This increase was primarily the result of a higher level of assets from increased acquisition activity and increased customer installation costs.

OPERATING LOSS

  The operating loss for the first nine months of 1997 increased to approximately $5.8 million from $4.2 million in the comparable 1996 period. As a percent of total revenue, the operating loss was 24% for the first nine months of 1997 and 1996.

INTEREST EXPENSE

  Interest expense, net of interest income, for the nine months ended September 30, 1997 increased $1.2 million over the comparable period in 1996. This increase was the result of an increased outstanding balance under the Company's revolving credit facility in the first nine months of 1997 compared to the first nine months of 1996, a higher interest rate on the refinanced subordinated debt during the same period, and amortization (over two years) of the fair value of common stock warrants issued in conjunction with the subordinated debt.


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE
MONTHS ENDED SEPTEMBER 30, 1996

REVENUE

  Revenue for the three months ended September 30, 1997 increased $3.3 million, or 51%, from the comparable period in 1996. This increase was primarily the result of a 58%
increase of recurring revenue to $6.1 million and a 39% increase in installation revenue to $2.9 million. A significant portion of the revenue growth was related to acquisition activity in 1997.

GROSS PROFIT

  Gross profit increased to $5.4 million, 56% of total revenue, for the third quarter of 1997 compared to $3.7 million, 58% of total revenue, in the third quarter of 1996. The decrease of gross profit as a percentage of total revenue was primarily the result of several larger installations which had lower gross profit margins than the Company's traditional business.

SELLING, GENERAL AND ADMINISTRATIVE

  Selling, general and administrative expense for the third quarter of 1997 increased approximately $1.0 million over the comparable period in 1996. The increase was primarily the result of staffing requirements at both the operating and corporate level required to facilitate the Company's growth plan and additional expenses of operating as a public company, costs which were not incurred during the third quarter of 1996. As a percent of total revenue, selling, general and administrative expense for the third quarter of 1997 decreased to 42% from 47% in the comparable 1996 period, reflecting economies of scale resulting from incremental revenue growth.

AMORTIZATION AND DEPRECIATION

  Amortization and depreciation for the third quarter of 1997 increased by approximately $1.2 million compared to the same period in 1996. This increase was primarily the result of increased acquisition activity and increased customer installation costs.

OPERATING LOSS

  The operating loss for the third quarter of 1997 increased to approximately $1.9 million from $1.4 million in the comparable 1996 period. As a percent of total revenue, the operating loss decreased to 20% for the third quarter of 1997 compared to 22% for the same period in 1996. This improvement reflects economies of scale resulting from incremental revenues.

INTEREST EXPENSE

  Interest expense, net of interest income, for the three months ended September 30, 1997 increased approximately $0.5 million over the comparable period in 1996. This increase is the result of an increased outstanding balance under the Company's revolving credit facility in the third quarter of 1997 compared to the third quarter of 1996, a higher interest rate on the refinanced subordinated debt during the same period, and amortization (over two years) of the fair value of common stock warrants issued in conjunction with the subordinated debt.



LIQUIDITY AND CAPITAL RESOURCES


Capital Resources. Since May 1992, the Company has financed its operations and growth from a combination of borrowings under revolving credit facilities, issuance of subordinated debentures, sales of its capital stock, the recently completed Merger, and internally generated cash flows. The Company's principal uses of cash are the costs associated with the marketing and installation of DMP systems, acquisitions of subscriber account portfolios, and interest payments on borrowings under the revolving credit facility. A substantial portion of the Company's future cash flow will be used to fund the DMP and to service borrowings under the revolving credit facility and other company debt. There can be no assurance that the Company will continue to have the ability to meet its borrowing requirements to fund its DMP and acquisition strategies, among other things.

  The Company entered into a new revolving credit facility on April 15, 1997 providing for a two year, $60 million, non-amortizing revolving loan agreement which converts to a five year term loan. On August 22, 1997 the Company entered into an Amendment to its revolving credit facility which allowed the Company to increase its borrowing availability by $2.1 million in anticipation of the Mission West dividend discussed below. The Amendment terminated upon receipt of the cash dividend from Mission West on October 21, 1997. As of September 30, 1997, the Company had $46.9 million outstanding under the revolving credit facility with approximately $2.0 million of availability. The Company's ability to borrow against the unused portion of the revolving credit facility is limited by certain financial covenants, among other things.

  On October 31, 1997 The Company entered into a three year interest rate swap agreement at 8.84%. The Company fixed
$40 million out of $46.9 million outstanding under the Company's revolving credit facility.

  In connection with the Merger, Alarmguard refinanced its subordinated debt with $4.6 million of newly issued subordinated debt bearing interest at 15%. In addition, Alarmguard issued warrants to purchase 215,939 shares of Alarmguard Common Stock at an exercise price of $11.11 per share which has been accounted for as a discount to the new subordinated debt and is being amortized over the two year life of the underlying debt instrument.

  Additionally, the Company has a total of $6.3 million due to sellers of previous acquisitions, a portion of which is secured by various SSH notes and a letter of credit. A portion of the amounts due to sellers requires the Company to make periodic principal and interest payments.

  The Company received a cash distribution of approximately
$2.2 million on October 21, 1997 from its minority investment in 676,050 shares of common stock in Mission West
Properties. (See Note 7 to condensed consolidated financial statements.)

  The Company intends to continue to use cash flows from operations, together with borrowings under the revolving credit facility, to finance the addition of subscriber accounts and capital expenditures. The planned $0.8 million expansion of the Company's central station was started in early November, 1997, and is expected to be completed by January, 1998.

  Additionally, the Company, depending on future needs and the cost and availability of various financing alternatives, may from time to time seek additional debt or equity financing in the public or private markets in order to support growth of subscriber accounts through acquisitions and the DMP. In August 1997, the Company engaged an investment bank to raise additional capital for the Company. There can be no assurance that the Company will be able to obtain such capital on acceptable terms or at all.

  If cash flows from operations and monetization of other investments combined with borrowings under the revolving credit facility and other borrowings are insufficient to fund the Company's growth strategies, management would curtail the DMP and implement a cost reduction strategy to the extent necessary to satisfy its obligations.

Liquidity. During the first nine months of 1997 and 1996, the Company's net cash used in operating activities was approximately $4.9 million and $5.4 million, respectively.
The decrease was primarily the result of reduced DMP installation costs, partially offset by working capital changes.

   During the first nine months of 1997 and 1996, the Company's net cash used in investing activities was approximately $6.8 million and $1.6 million, respectively.
This increase was primarily the result of larger acquisitions in the first nine months of 1997 compared with 1996 which were partially offset by cash received in the Merger.

   During the first nine months of 1997 and 1996, the Company's net cash provided by financing activities was approximately $12.0 million and $6.0 million, respectively, the increase of which was primarily the result of increased borrowings under the revolving credit facility.

   During the first nine months of 1997 and 1996, the Company had net losses of approximately $9.9 million and approximately $6.4 million, respectively. During the three months ended September 30, 1997 and 1996, the Company had net losses of approximately $3.1 million and approximately
$2.2 million, respectively. As the Company continues to internally generate new subscriber accounts through its DMP and to purchase subscriber accounts, or if the Company's indebtedness increases or if interest rates increase, the Company expects to continue to incur net losses for the foreseeable future.

  The Company has had, and expects to continue to have, a working capital deficit. At September 30, 1997, the Company had a working capital deficit of approximately $9.7 million. There are two principal categories of current liabilities that cause the Company to have a working capital deficit:
(i) "deferred revenue", which represents billings by the Company in advance of services performed; and (ii) amounts due to sellers, which represent the aggregate of a portion of the purchase price of subscriber accounts which, if the actual attrition rate exceeds the guaranteed rate at the end of such 6 - 12 month holdback period, is applied to adjust the effective purchase price downward.

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

  The Company is in the process of reviewing "Year 2000" issues. Based on its review to date, it does not anticipate incurring any significant costs associated with this issue.

                           PART II
                      OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits
   The following exhibits are filed with this quarterly report on form 10-Q

Exhibits
Number              Exhibit
               3.1  Amended and Restated Certificate of
               Incorporation, incorporated herein by
               reference to File No. 333-23307, Registration
               Statement on Form S-4 filed, March 14, 1997.

               10.1 Second Amended and Restated Term Loan and Acquisition Credit Agreement, incorporated herein by reference to File No.
               1-8138, Interim Report on Form 10-Q, filed
               August 14, 1997.

10.2 Note Payable Agreement, incorporated herein by reference to File No. 1-8138, Interim
               Report on Form 10-Q, filed August 14, 1997.

10.3           Protective Alarms, Inc. Stock Purchase and
               Sale Agreement, as amended, incorporated herein by reference to File No. 1-8138, Interim Report on Form 8-K, filed May 1,
               1997.

10.4           1997 Long Term Stock Incentive Plan,
               incorporated herein by reference to File No.
               333-23307, Registration Statement on Form S-
               4, Filed March 14, 1997.

10.5           First Amendment to Second Amended and
               Restated Term Loan and Acquisition Credit
               Agreement.

27.1           Financial data schedule

(b)  Reports on Form 8-K

  None.



                         SIGNATURES

  Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          DATE: NOVEMBER 13, 1997   /S/ DAVID HEIDECORN
                                   EXECUTIVE VICE PRESIDENT AND
                                   CHIEF FINANCIAL OFFICER

          DATE: NOVEMBER 13, 1997   /S/ DAVID HEIDECORN
                                   EXECUTIVE VICE PRESIDENT AND
                                   CHIEF FINANCIAL OFFICER