Form 10-K
period 1997-12-31
ALARMGUARD HOLDINGS INC
filed 1998-03-31
CIK 319250

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549
                         _______________

                            FORM 10-K

_X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 1997   Commission File Number 1-8138

                               OR

__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    ALARMGUARD HOLDINGS, INC.

Incorporated  in  Delaware                IRS Employer  Identification
No: 33-0318116

Principal  Executive  Offices:              Telephone  :(203) 795-9000
     125 Frontage Road
     Orange, Connecticut   06477

Securities registered pursuant to Section 12(b) of the Act:

_____Title  of  Class______             Exchange  on Which Registered
Common  Stock, $0.0001 Par Value               American Stock Exchange
Warrants                                       American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes       x_   No  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 20, 1998 (based on the closing price of such stock as reported by the American Stock Exchange on such date) was $25.9 million.

The number of shares of the Registrant's $0.0001 par value common stock outstanding as of March 20, 1998 was 5,593,396.


                             PART 1

ITEM 1.  BUSINESS

      Alarmguard Holdings, Inc. ("Alarmguard" or the "Company") sells and installs burglar and fire systems and provides security monitoring, repair and maintenance services for residential and business subscribers located primarily in the Northeast and Mid-Atlantic regions of the United States. Alarmguard provides such security alarm systems and services primarily under its trademark "Alarmguard". Alarmguard also sells, installs and services Sonitrol audio-based security systems in New Haven County, Connecticut as a Sonitrol franchisee. Alarmguard had approximately 64,000 monitored subscriber accounts for its alarm monitoring services as of December 31, 1997 (approximately 68% of which were residential) with Monthly Recurring Revenue ("MRR"FN1) of approximately $2.1 million. Upon completion of the acquisitions announced in the first quarter of 1998 (see "Recent Developments"), Alarmguard had MRR of approximately $2.9 million serving approximately 100,000 subscribers. Alarmguard management believes that it is currently the ninth largest residential and commercial security alarm monitoring company in the United States based on MRR.

       Alarmguard's revenues consist primarily of recurring payments under written contracts for the monitoring, leasing and servicing of security systems and the provision of additional enhanced security services. For the year ended December 31, 1997, monitoring and service revenues represented 69% of total revenues. Alarmguard monitors digital signals arising from burglaries, fires and other monitored activities such as temperature and water levels through monitoring systems installed at subscribers' premises. These signals are received and processed primarily at Alarmguard's central monitoring station located in Orange, Connecticut, which, as currently configured, has the capacity to monitor up to approximately 250,000 subscribers following a March 1998 expansion of this facility at a cost of approximately $800,000. Alarmguard also provides enhanced security services including, among others, two-way voice communication, supervised monitoring services, pager service, wireless backup service and extended warranty plans, as well as local field repair services through its ten branch offices.

      Since its 1991 inception, Alarmguard has grown rapidly, primarily through the acquisition of 32 portfolios of subscriber accounts (approximately $1.8 million of MRR) and internal growth through direct marketing (primarily by means of outbound telemarketing) to obtain new subscribers (the "Direct Marketing Program"). Alarmguard's management believes that numerous acquisition opportunities are still available as there are approximately 3,000 alarm monitoring companies in its markets. Alarmguard intends to make acquisitions and open branches in contiguous geographic markets in the Northeast and Mid-Atlantic states in which the Company operates and does not presently have subscribers. Alarmguard intends to then implement plans to increase the number of subscriber accounts in such markets through the Direct Marketing Program, its recently launched Dealer Program and subsequent acquisitions, all of which have the effect of increasing subscriber density in the area, and thereby improving operating efficiency. Alarmguard continuously pursues acquisition opportunities from a number of sources.

----------------------
FN1

MRR means monthly recurring revenue that Alarmguard (or, if the context requires, another company in the security alarm industry) is entitled to receive under contracts in effects at the end of such period. MRR is a term commonly used in the security alarm industry as a measure of the size of a company. It does not measure profitability or performance, and does not include any allowance for future subscriber attrition or for uncollectible accounts receivable.

----------------------

      In 1997, Alarmguard maintained the Direct Marketing Program at a relatively constant level of monthly sales and installation of residential and small commercial security alarm monitoring systems. Alarmguard believes it can access a broader demographic market with the Direct Marketing Program than is presently being accessed by it and other companies providing traditional high-end residential and commercial alarm service. The cost of creating a customer through the Direct Marketing Program remains substantially lower than the amount required to acquire a customer through an acquisition.

      In late 1997, Alarmguard launched its Dealer Program which is an externally driven growth program which augments the Direct Marketing Program. The characteristics of the subscribers purchased through the Dealer Program are similar to those of Direct Marketing Program subscribers. Under this program, Alarmguard purchases credit-approved monitoring contracts from Alarmguard authorized dealers. In most cases, Alarmguard installs the systems and deducts the cost of the installation from the amount paid to the dealer. As of December 31, 1997, the Dealer Program had 4 authorized dealers and 12 dealers as of March 20, 1998.

     In mid 1996, Alarmguard began its National Accounts program which provides security services to multi-location commercial accounts. This program was further expanded in 1997 with the acquisition of Protective Alarms, Inc. ("Protective Alarms"), which had a well-established national accounts program serving numerous retailers. As of December 31, 1997, the National Accounts Program had 24 accounts with approximately $100,000 of MRR, which represented approximately 5% of Alarmguard's total MRR.

Forward Looking Disclosures

       Certain statements in this Form 10-K that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of Alarmguard to be materially different from historical results or from any results expressed or implied by such forward-looking statements, These factors are discussed under the caption "Risk Factors" in a Registration Statement on Form S-4 (File No 333-23307) filed with the Securities and Exchange
Commission on March 14, 1997 and in other filings with the Securities and Exchange Commission.


Major Developments During 1997

Merger with Triton Group Ltd.

      On April 15, 1997, Triton Acquisition Corp. ("Merger Sub"), a wholly-owned subsidiary of Triton Group Ltd. ("Triton"), consummated a merger (the "Merger") with Security Systems Holdings, Inc. ("SSH") pursuant to an Agreement and Plan of Merger dated December 23, 1996, as amended March 6, 1997 (the "Merger Agreement"), by and among Triton, Merger Sub and SSH. As a result of the Merger, Merger Sub ceased to exist and SSH has continued as the surviving corporation and a wholly-owned subsidiary of the Company. In connection with the Merger, the Company effected a one-for-ten reverse stock split (the "Reverse Stock Split").

     Pursuant to the Merger Agreement and in consideration of the Merger, SSH's preferred and common stockholders received an aggregate of 2,877,321 new shares of common stock of the Company, representing approximately 57% of the common stock outstanding upon consummation of the Reverse Stock Split and the Merger. Concurrent with the merger, the Company was renamed Alarmguard Holdings, Inc., and the common shares were listed for trading on the American Stock Exchange ("AMEX") under the symbol "AGD". The Company also has warrants to purchase shares of common stock of the Company which are listed for trading on the AMEX under the symbol "AGDW". As a result of the Merger, the Company's fiscal year end was changed to December 31 and the Board of Directors was reconstituted to include five representatives from SSH's Board of Directors and two representatives from Triton's Board of Directors.

     The Merger was accounted for as a "reverse acquisition" such that Triton was designated the accounting acquiree and SSH the accounting acquiror. As such, the net assets of Triton
(principally cash of approximately $15.0 million plus other investments) were recorded at fair value and the pre-Merger financial statements of SSH became the historical financial statements of Alarmguard.

     Prior to September 2, 1997, Alarmguard owned approximately 44% of Mission West Properties ("Mission West"), a real estate company whose shares were listed for trading on the AMEX under the trading symbol "MSW". On September 2, 1997, Mission West completed the sale of six million shares of newly issued common stock to a group of private investors and Alarmguard's ownership percentage was reduced to approximately 9%. On October 21, 1997, Mission West paid a $3.30 per share cash distribution to its shareholders. Alarmguard's share of this cash distribution amounted to approximately $2.2 million.

Acquisition of Protective Alarms, Inc.

      On May 1,1997, Alarmguard purchased all of the issued and outstanding shares of capital stock of Protective Alarms, a company with approximately 9,000 subscribers and aggregate MRR of approximately $0.5 million, including its National Accounts MRR, for a total purchase price of approximately $19.7 million. As of December 31, 1997, Alarmguard owed $2.6 million of the purchase price to the sellers of Protective Alarms, of which approximately $1.9 million was secured by a cash collateralized letter of credit and is classified as restricted cash in the consolidated balance sheet at December 31, 1997. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Protective Alarms was a security alarm system company doing business primarily in Connecticut and Westchester County, New York, that provided security equipment and monitoring services to homeowners and businesses. In addition, Protective Alarms engaged in national account sales under the name "Pro National", primarily in the Northeastern United States.

Other Acquisitions

     During the year ended December 31, 1997, Alarmguard acquired certain operating assets of five additional companies in the security alarm installation and monitoring business for an aggregate of $2.0 million in cash and up to 568,000 shares of Alarmguard common stock valued for the purposes of the acquisitions at $3.8 million. The acquisitions added approximately $.2 million of MRR and 3,400 customers. These acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value at the respective dates of acquisition.

Recent Developments

      The Company completed an offering of 40,000 shares of Cumulative Convertible Preferred Stock (35,000 shares of Series A and 5,000 shares of Series B) at $1,000 per share in February 1998 yielding gross proceeds totaling $40 million. Concurrently, the Company issued 700 additional shares of the Series A
Preferred   in   exchange  for  $.7  million  of  the   Company's
subordinated debt. The Series A Preferred Stock pays quarterly dividends at 5% per annum. Under the terms of the security, each holder of the Series A and Series B Preferred Stock has the right to convert its shares, at the option of the holder, at any time, into shares of the Company's common stock at the conversion price of $8.25 per share and $7.75 per share, respectively, subject to certain anti-dilution provisions. The holders of the newly issued preferred stock will elect two members to the Company's expanded Board of Directors. Concurrent with the offering, the Company increased its credit facility from $60 million to $90 million. The proceeds from the offering and borrowings from the expanded credit facility are intended to finance acquisitions and expand the Company's Direct Marketing and Dealer Programs.

       In February 1998, the Company purchased all of the outstanding shares of Detect, Inc., (dba "Pelletier"), headquartered in Danbury, Connecticut, for cash consideration of approximately $10.9 million, including a one-year holdback subject to certain working capital adjustments. The acquisition added over 7,200 accounts and MRR of approximately $210,000 to the Company's subscriber base.

      In March 1998, Alarmguard completed the acquisition of certain assets of Security Systems, Inc. (dba "Sentry"), headquartered in Malden, Massachusetts, with an office in Portland, Maine. The acquisition added approximately 26,000 subscribers and MRR of approximately $.6 million. The purchase price for the Company was approximately $26.5 million and is subject to certain agreed upon post-closing adjustments based on a subsequent performance review of the acquired subscriber base.

     Both of the 1998 acquisitions will be accounted for under the purchase method of accounting.

Market Overview and Trends

      The security industry is highly competitive and highly fragmented. Alarmguard competes with major firms which have substantial financial resources. Other alarm service companies have adopted a strategy similar to Alarmguard's that entails the aggressive purchase of alarm monitoring accounts both through acquisitions of account portfolios and through dealer programs and through internal growth programs similar to Alarmguard's. Alarmguard's target market consists of owners of single family residences and businesses.

       The security alarm industry is characterized by the following attributes:

         High Degree of Fragmentation. The security alarm industry is primarily comprised of a large number of small providers of alarm systems and services. According to the publicly-available Lehman Brothers 1996 Year-End Security Industry Review, there are approximately 11,000 security alarm companies nationally. These companies generate approximately $13.2 billion of gross revenues from alarm system sales, installation, service and monitoring according to a survey published in May 1997 by SDM, a security alarm industry publication. Alarmguard estimates that approximately 3,000 such companies operate in the territories Alarmguard currently serves. Alarmguard believes that most of such companies are small regional firms and that no one firm dominates the market. The SDM survey reported that in 1996, based upon information provided by the respondents, the 100 largest companies in the industry accounted for approximately 25% of alarm industry revenues. Based upon its acquisition experience, Alarmguard believes that many smaller alarm companies, due to their size, have higher overhead expenses as a percentage of revenues than Alarmguard and lack access to capital on terms as attractive as those available to Alarmguard.

         Rapid Growth and Low Penetration. The residential security alarm market is growing but is still characterized by a low level of market penetration. An industry trend toward subsidizing installation costs to increase affordability, combined with other factors such as heightened concern about crime and favorable demographic trends, have resulted in increased demand for residential security alarm services. The 1997 SDM survey reported that in 1996 the 25 largest firms in the industry experienced a 21.5% growth rate, as opposed to only a 2.2% growth rate for the industry as a whole. The percentage of the estimated 100 million households in the United States with monitored alarm systems is approximately 11% and it is estimated that 20% of households will have monitored systems by the year 2000.

         Advances in Digital Communications Technology. Prior to the development of digital communications technology, alarm monitoring required a dedicated telephone line, which made long-distance monitoring uneconomic. Consequently, in order to achieve a national or regional presence, alarm monitoring companies were required to maintain a large number of geographically dispersed monitoring stations. The development of digital communications technology eliminated the need for dedicated telephone lines, reducing the cost of monitoring services to the subscriber and permitting the monitoring of subscriber accounts over a wide geographic area from a central monitoring station. The elimination of local monitoring stations has decreased the cost of providing alarm monitoring services and has substantially increased the economies of scale for larger alarm service companies. In addition, the concurrent development of microprocessor-based control panels has substantially reduced the cost of the equipment available to subscribers in the residential and small business markets.

     Alarmguard believes that several factors contribute to a favorable market for security alarm services both generally in the United States and specifically in the Northeastern and Mid-
Atlantic portions of the country:

         Concern about Crime. According to Uniform Crime Report (the "UCR") published by the Federal Bureau of Investigation in October 1996, between 1986 and 1995 the number of violent crimes reported in the United States increased by more than 21% and the total number of criminal offenses increased by over 5% for the same period. The UCR also found that a property crime was committed in the United States in 1995 once every three seconds, one burglary was committed every twelve seconds, and one larceny theft committed every four seconds. The 1995 property crime rate was 4,593 offenses per 100,000 population. The UCR also found that larceny theft increased by more than 2% from 1994 to 1995 representing over 66% of property crimes reported and 58% of the UCR's Crime Index total. The value of property stolen in connection with property was estimated at $15.1 billion for 1995. In the Northeastern and Mid-Atlantic states in which Alarmguard operates, the overall Crime Index Rate is 10% higher than the national average in the Metropolitan Statistical Areas (MSA's) that constitute over 90% of Alarmguard's subscriber base. While the UCR found that the number of criminal offenses reported have declined over the last four years, a recent survey with respect to America's perception of crime showed that 78% of those surveyed believed that crime is worse compared to 11% who reported that crime in America has decreased.

         Demographic Trends. According to the U.S. Bureau of Census 1995 Statistical Abstract of the United States, resident population in the territories in which Alarmguard operates accounts for approximately one-quarter of the total U.S. population. Population growth is projected to increase by more than 6% from 1994 to 2010. According to that same 1995 report, median household income in the territories in which Alarmguard operates is approximately 15% higher than the national average. The report also found that disposable personal income in these states is as high as 30% over the national average, with the states of Connecticut, New Jersey, New York, and Massachusetts ranking as the top four states, respectively, in the nation in this category. According to a privately-commissioned study presented at a national dealer convention sponsored by ITI Technologies Inc., the following trends and factors will drive increased alarm business penetration: (i) alarm installation will more than double to 48% for all new home construction by the year 2005; (ii) the increase in the number of households headed by a single parent in the workforce and the estimated 40 million households with two parents working outside the home resulting in more children at home alone; (iii) the aging of the population in general, as older people tend to be more concerned about security; and (iv) the increase in people working at home resulting in increasing demand for security services to protect home office equipment.

         Insurance Discounts. The increase in demand for security systems may also be attributable in part to the practice of certain insurance companies to grant discounts to homeowners who install alarm systems. Such discounts are typically greater when systems are monitored by a central station. In addition, insurance companies may require that businesses install an alarm system as a condition of insurance coverage.

         Security Alarm Effectiveness. The National Burglar and Fire Alarm Association ("NBFAA") reports that homes without security systems are about three times more likely to be broken into than homes with security systems. Businesses without alarm systems are 4.5 times more likely to be burglarized than commercial locations with alarm systems.

Business Strategy

     Alarmguard's primary objective is to provide residential and commercial security services to an increasing number of new subscribers by making such services affordable and by focusing on markets with attractive demographics. Alarmguard's strategy is to enhance its position in the security alarm monitoring industry in the Northeastern and Mid-Atlantic regions of the United States by increasing the number and density of subscribers for whom it provides services. Alarmguard is pursuing this strategy through a growth plan incorporating acquisitions of portfolios of subscriber accounts in existing and contiguous markets and internal growth of Alarmguard's core business utilizing direct marketing and authorized dealer programs and through referrals and traditional local marketing. Alarmguard believes that increasing the number and density of subscribers will help it to achieve economies of scale resulting in improved results of operations.

      Alarmguard's revenue has increased from $10.7 million in 1993 to $34.3 million in 1997, or 34% per year. Alarmguard's historical growth has enabled it to realize economies of scale in its central monitoring station, branch operations and its corporate office. As the number of subscribers monitored by Alarmguard has increased from approximately 49,000 monitored subscribers at December 31, 1996 to approximately 64,000 at December 31, 1997, the costs of the central monitoring station have been spread over a larger base. As of March 20, 1998, the number of subscribers has increased to approximately 100,000 following the two acquisitions completed in the first quarter of 1998 (see "Recent Developments"). Additionally, subscribers have been added in areas surrounding Alarmguard's branch offices, allowing Alarmguard to spread the branch office costs over a larger base and increasing the productivity of field service technicians through more efficient scheduling and dispatching. Finally, Alarmguard's revenue growth has exceeded the growth of its selling, general and administrative expenses, allowing Alarmguard to realize further operating efficiencies.

The Acquisition Program

     Alarmguard   seeks  to  grow  by  acquiring  portfolios   of
subscriber  accounts  from  other  alarm  companies.   Alarmguard
focuses  on  acquisitions  that  allow  it  to  "fill-in"   areas
surrounding branch operations, which in turn lead to greater central station efficiencies and field maintenance efficiencies. Alarmguard estimates there are approximately 3,000 alarm companies in its markets, most of which are independently owned and may, from time to time, become acquisition opportunities. Alarmguard believes that it is an effective competitor in the acquisition market because of the substantial experience of its management in acquiring alarm
companies  and  subscriber  accounts  as  a  result  of  the   32
acquisitions  made by Alarmguard from inception through  December
31, 1997. Alarmguard also believes that, through its acquisition activities, it has developed a reputation in the alarm service
industry   as   an  active  purchaser  of  subscriber   accounts.
Historically, Alarmguard has offered sellers cash and  promissory
notes,   subject  to  holdbacks with respect  to  purchase  price
adjustments. In 1997, Alarmguard paid for such acquisitions with a combination of cash, promissory notes and common stock.

      Because Alarmguard's primary consideration in acquiring a portfolio of subscriber accounts is the amount of cash flow that can be derived from the associated MRR, the price paid by Alarmguard is directly tied to such MRR. To protect Alarmguard against the loss of acquired accounts and to encourage the seller of such accounts to facilitate the transfer of subscribers, management typically requires the seller to provide guarantees against account cancellations for a period following the acquisition. Alarmguard usually holds back a portion of the acquisition price, and has the contractual right to utilize such holdback to recapture a portion of the purchase price based on the lost MRR arising from the cancellation of acquired accounts in excess of the seller's guarantee.

       In evaluating the quality of the accounts acquired, Alarmguard relies primarily on management's knowledge of the industry, its due diligence procedures, its experience integrating accounts into the company's operations, the history of attrition rates for the acquired accounts and the representations and warranties provided by the sellers. If the actual financial condition or operations of a seller were inaccurately represented to Alarmguard in connection with an acquisition or the actual attrition rate for the accounts acquired is greater than the rate assumed by Alarmguard at the time of the acquisition, and if Alarmguard is unable to recoup its damages from the portion of the purchase price held back from the seller, such acquisition could have an adverse effect on Alarmguard's financial condition or results of operations.

      Alarmguard actively seeks to identify prospective companies in the areas in which it operates through senior management's contacts in the industry. The extensive experience of Alarmguard's management in identifying and negotiating acquisitions, and Alarmguard's use of standard form agreements for smaller acquisitions, help to facilitate the successful negotiation and execution of acquisitions in a timely manner.

      Alarmguard conducts an extensive pre-closing review and analysis of all facets of the seller's operations. The process includes, but is not limited to, a combination of selective field equipment inspections, review of substantially all subscriber contracts, an analysis of the rights and obligations under such contracts, telephone surveys of a representative sample of subscribers, review of customer billing records and accounts receivable aging reports, review of the seller's telephone traffic and signal activity and other types of verification of the seller's operations.

      Alarmguard develops a specific integration plan for each acquisition in conjunction with the seller. Integration efforts typically include an Alarmguard approved letter from the seller to its subscribers explaining the sale, and a personal visit by an Alarmguard representative or mailing from Alarmguard to provide the subscriber with service brochures, field service and monitoring phone number stickers, yard signs and window decals. Each new subscriber is contacted individually by telephone by a member of Alarmguard's customer care group to solicit certain information and address the subscriber's questions or concerns. The plan's goal is to enhance new subscriber identification with Alarmguard as the service provider and to promote subscriber satisfaction to maximize the potential value of the MRR generated by purchased subscriber accounts.

The Direct Marketing, Dealer and National Accounts Programs

     Alarmguard employs a sales force of approximately 22 employees in its Direct Marketing Program which generates new subscriber accounts through direct telemarketing. The Direct Marketing Program offers potential subscribers security alarm systems and services primarily under the "Alarmguard" trademark. Alarmguard uses a 24-seat predictive dialer which is expandable to 120 seats.

      In 1997, Alarmguard maintained the Direct Marketing Program at a relatively constant level of monthly sales and installation of residential and small commercial security alarm monitoring systems. Alarmguard believes it can access a broader demographic market with the Direct Marketing Program than is presently being accessed by it and other companies providing traditional high-end residential and commercial alarm service. The cost of creating a customer through the Direct Marketing Program remains substantially lower than the amount required to acquire a customer through an acquisition transaction.

      In late 1997, Alarmguard launched its Dealer Program which represents an externally driven growth program which augments the Direct Marketing Program. The characteristics of the subscriber purchased through the Dealer Program are similar to those of Direct Marketing Program subscribers. Under this program, Alarmguard purchases credit-approved monitoring contracts from Alarmguard authorized dealers. In most cases, Alarmguard installs the systems and deducts the cost of the installation from the amount paid to the dealer. As of December 31, 1997, the Dealer Program had 4 authorized dealers and 12 dealers as of March 20, 1998.

      Alarmguard plans to continue to emphasize the Direct Marketing and Dealer Programs because of the predictability and cost efficiency in adding new subscribers. Accounts generated under these programs often have a service advantage as compared to acquired accounts which may have older equipment that is less easily serviced. In addition, these programs generate a comparatively steady flow of new subscribers spread more evenly over Alarmguard's ten branch offices, making it easier for Alarmguard's branch operations to successfully assimilate these accounts.

     In mid 1996, Alarmguard began its National Accounts program which provides security services to multi-location commercial accounts. This program was further expanded in 1997 with the acquisition of Protective Alarms, which had a well-established national accounts program serving numerous retailers. As of December 31, 1997, the National Accounts Program had 24 accounts with approximately $100,000 of MRR, representing approximately 5% of Alarmguard's total MRR.

Traditional Sales and Marketing

     Alarmguard believes that increasing density of its subscriber base (i.e., increasing concentration of subscribers) increases the overall presence and visibility of Alarmguard. New subscribers, whether internally developed or acquired, are provided with highly visible reflective "Alarmguard" yard signs placed prominently in front of their homes or businesses. The presence of these signs develops greater awareness in a neighborhood and leads to more inbound telephone inquiries and referral business. Alarmguard encourages referrals from existing subscribers through an incentive program promoted through billing inserts and employee contacts.

     Each of Alarmguard's ten branch offices employs sales representatives who sell new systems, equipment additions and upgrades and enhanced services to residential and commercial subscribers. In addition to the Direct Marketing and Dealer Programs, Alarmguard receives in-bound telephone requests for security alarm systems, primarily the result of subscriber referrals, local crime activity and responses to yellow pages advertising. Such inquiries are pursued by Alarmguard's sales representatives. Alarm sales are made at the subscriber's home or place of business. Alarmguard seeks to increase revenues from current and newly added subscribers by actively marketing enhanced services to such subscribers. These services include extended service protection, two-way voice communication, supervised monitoring services, pager service, remote audio verification and wireless back-up.

     Alarmguard also generates new subscriber accounts by signing monitoring contracts with new owners of residences previously occupied by Alarmguard subscribers. Alarmguard supports its traditional sales and marketing programs with direct sales collateral materials. In 1997, the Company also created an Internet website, www.alarmguard.com, where interested parties can obtain information on the Company.

Sonitrol Franchise

     Alarmguard also sells, installs and services Sonitrol audio-based security systems in New Haven County, Connecticut as a Sonitrol franchisee. The Sonitrol system is an audio-based monitoring system designed primarily for commercial customers. As of December 31, 1997, Sonitrol represented approximately 2.5% of Alarmguard's MRR.

Description of Operations

       Alarmguard's  operations  consist  principally  of   alarm
monitoring   services,  enhanced  security  services,   and   the
installation of new subscriber equipment and field service and repair.

Alarm Monitoring Services

      Subscriber Security Alarm Systems. Security alarm systems include devices installed at the subscriber's premises designed to detect or react to various occurrences or conditions, such as intrusion or the presence of fire or smoke. These devices are connected to a control panel that communicates primarily through telephone lines to the central monitoring station. Other transmission methodologies include cellular, long range RF and derived channel. Subscribers may also initiate an emergency signal from a device such as a "panic button." In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated, and can transmit that information to the central monitoring station.

       The Central Monitoring Station. Alarmguard monitors substantially all of its subscriber accounts, including acquired accounts, at its central monitoring station in Orange, Connecticut. The central monitoring station incorporates the use of advanced telecommunications and computer systems that route incoming alarm signals and telephone calls to operators. Each operator is situated at a computer station that provides immediate information concerning the nature of the alarm signal, the subscriber whose alarm has been activated and the premises on which such alarm is located. All telephone conversations are automatically recorded.

      In March 1998, Alarmguard completed an expansion of its central monitoring station at a cost of approximately $800,000, increasing monitoring capacity to approximately 250,000 subscribers. The equipment at the central monitoring station includes: sophisticated and redundant phone switching equipment; digital receivers that process the incoming signals; a fault-tolerant mainframe computer system; a network of computer terminals; a multi-channel, voice-activated recording system; uninterruptable power supply; and two backup generators.

       Alarmguard's central monitoring station is listed by Underwriters Laboratory ("UL") as a protective signaling services station. The UL burglar and fire certificates were developed in response to the needs of the insurance industry as a means to verify proper installation and maintenance of burglar and fire alarm systems. To issue a UL certificate, which describes varying levels of response and protection, a central monitoring station must earn the UL listing through a series of ongoing inspections and operational tests. UL specifications for central monitoring stations include building integrity, back-up systems, staffing and standard operating procedures. In many jurisdictions, applicable law requires that security alarms for certain buildings be monitored by UL-listed facilities. In addition, such listing is required for certain commercial subscribers by insurance companies as a condition of insurance coverage. Of the estimated 11,000 companies in the security alarm industry, approximately 400 carry the UL approval. Additional listings carried by Alarmguard's central monitoring station include FM (Factory Mutual), which has more stringent procedural and equipment requirements than UL, and the Central Station Signaling Unit of the Fire Department of New York City. Alarmguard is one of only 19 central monitoring stations approved to monitor commercial fire systems in New York City.

      Operation of the Central Monitoring Station. Depending on the type of service provided to the subscriber, central monitoring station personnel respond to alarms by relaying information to the local fire or police departments, notifying the subscriber or taking other appropriate action, such as dispatching alarm response personnel to the subscriber's premises where this service is available. Alarmguard also provides certain subscribers with a remote audio verification capability that enables the central monitoring station to listen and speak directly into the subscriber's premises in the event of an alarm activation. This feature allows Alarmguard's personnel to verify that an emergency exists, to reassure the subscriber and to expedite emergency response, even if the subscriber is unable to reach a telephone. Remote audio verification capability also assists Alarmguard in quickly determining if the alarm was activated inadvertently, and thus whether a response is required.

      Alarmguard's central monitoring station operates 24 hours a day, seven days a week, including all holidays. Each operator receives training that includes familiarization with the various types of alarm systems in Alarmguard's subscriber base. This enables the operator to tell subscribers how to turn off their systems in the event of a false alarm, thus reducing the instances in which a field service person must be dispatched. Other non-emergency administrative signals are generated by low battery status, deactivation and reactivation of the alarm monitoring system and test signals, and are processed automatically by computer.

      All of Alarmguard's central monitoring station operators have received operator certificates from the Security Industry Association ("SIA"). Founded in 1969, SIA is a security alarm industry trade organization that promotes growth and professionalism in the alarm industry. SIA developed the first industry-wide training program for central station operators, which has been offered since 1995. This training program provides a standard orientation, introduction and procedural foundation for operators which is based on UL policies as well as input from numerous security alarm monitoring companies that operate central stations. The program consists of classroom instruction followed by a comprehensive written examination. The SIA operator certificate is issued to those operators who pass such examination. The NBFAA has endorsed and approved the SIA program, adding it to the NBFAA National Training School. Alarmguard was the first security alarm company in the United States to have all its central monitoring station operators trained and tested in the SIA program. As of March 20, 1998, there have been approximately 1,200 SIA certified central monitoring station operators granted certificates. Of these, 77, or approximately 7% have been Alarmguard employees, representing one of the highest number of certificates granted to any one SIA approved company.

      Subscriber Contracts. Alarmguard's monitoring/equipment lease contracts generally have initial terms of 60 months in duration, and provide for automatic renewal for a fixed period (typically one year) unless Alarmguard or the subscriber elects to cancel the contract 90 days in advance of the end of its term. Alarmguard maintains individual files with a signed copy of the contract for each of its subscribers and a computerized customer data base.

     Substantially all of Alarmguard's monitoring/equipment lease contracts for Alarmguard's residential subscribers provide for subscriber payments of between $25 and $40 per month. Alarmguard's commercial subscribers typically pay from $25 to $150 per month. At December 31, 1997, Alarmguard's average MRR per subscriber was approximately $32.00.

Enhanced Security Services

      Additional MRR is generated by providing enhanced security services that Alarmguard offers to both its existing subscribers and in conjunction with the sales of new systems. These enhanced security services include:

       Extended Warranty Plans, which cover the normal costs of repair of the system during normal business hours, after the expiration of the initial warranty period.

       Two-Way Voice Communication (Remote Audio Verification), which consists of the ability, in the event of an alarm activation, to listen and talk to persons at the monitored premises from the central monitoring station through the monitoring panel located within the premises. Among other things, such remote audio verification helps Alarmguard determine if an alarm activation is a false alarm.

       Supervised  Monitoring Service, which  allows  the  alarm
       system to send various types of signals containing information on the use of the system, such as the identity of users arming or disarming the system and at what time of day. This information is supplied to subscribers for use in connection with the management of their households or businesses. Supervised monitoring service can also include a daily automatic test feature and opening and closing reports on the number of persons entering or leaving a location.

       Pager Service, which provides the subscriber, at discounted rates, with standard pager services that also enable Alarmguard to reach the subscriber in the event of an alarm activation.

       Wireless Back-Up, which permits the alarm system to send signals over a dedicated radio system in the event that regular telephone service is interrupted.

Installation and Field Repair Services

      Alarmguard hires and maintains installation and field service personnel in each of its branch offices. Alarmguard trains its employees to install and maintain the various types of security systems marketed and serviced by Alarmguard, and those typically marketed by other dealers and found in the households of acquired subscriber accounts. The primary alarm systems that Alarmguard currently installs are manufactured by ITI (wireless) and Ademco (hard-wired). Alarmguard has purchased alarm systems from other manufacturers and believes that it can readily do so in the future if necessary. Alarmguard believes that the majority of installed alarm systems monitored in the United States was manufactured by a limited number of manufacturers. Accordingly, Alarmguard believes that it can readily train service personnel to service these systems.

     Installation of new alarm systems are performed on a timely basis after the completion of the sale. After completing an installation, the technician instructs the subscriber on the use of the system and furnishes a written manual and, in many instances, an instruction video. Additional follow-up instruction is provided by sales consultants in the branch office on an as-needed basis.

      Alarmguard believes one of the most effective ways of improving customer retention is to provide high-quality, responsive field repair service. Field service personnel are trained by Alarmguard to service the various types of security systems owned by Alarmguard's subscribers. Field service personnel also inspect installations performed by Alarmguard's installation subcontractors.

       Repair   services  generate  revenues  primarily  through
billable field service calls or contractual payments under Alarmguard's extended warranty plans. The increased density of Alarmguard's subscriber base, the result of Alarmguard's continuing effort to fill in areas surrounding its branch operations with new subscribers, permits more efficient scheduling and routing of field service technicians, and results in economies of scale at the branch level. The increased efficiency in scheduling and routing allows Alarmguard to provide faster field service response and support, which leads to a higher level of subscriber satisfaction.

Customer Retention

      Alarmguard believes that customer satisfaction is an important factor in the retention of subscriber accounts. Alarmguard has implemented a number of measures intended to maximize customer satisfaction, including a phone survey of every subscriber receiving a field service visit. The survey consists of questions about the service visit and overall subscriber satisfaction with Alarmguard as a service provider. Periodic awards are given to the branches and individuals that maintain superior customer satisfaction. To further enhance customer satisfaction, each branch is on-line with Alarmguard's central computer in Orange, Connecticut so that employees of any branch can immediately access subscriber account information and respond promptly to questions or complaints. A history of each customer's alarm, repair and payment activities is maintained in the central computer, which enables customer representatives to promptly and effectively respond to customer inquiries.

     Alarmguard experiences customer cancellations of monitoring and related services as a result of subscriber relocation, the cancellation of acquired accounts during the process of integrating such accounts into Alarmguard's operations, unfavorable economic conditions and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, the reconnection of premises previously occupied by subscribers, the conversion of accounts previously monitored by other alarm companies, and guarantees provided by the sellers of such accounts. Alarmguard experienced gross MRR attrition of 12.3%, 11.9% and 11.8% in 1995, 1996 and 1997, respectively. Gross MRR attrition is defined by Alarmguard for a particular period as a quotient, the numerator of which is equal to gross MRR lost as the result of canceled subscriber accounts, including the MRR of subscribers who have moved from homes or businesses in which an existing alarm system was installed ("Transfers"), and the denominator of which is the average month-end MRR during such period.

Competition

      The security alarm industry is highly competitive and highly fragmented. Alarmguard competes with major national firms with substantial financial resources, including Tyco International (ADT), Ameritech Corporation, Wells Fargo, Honeywell, Inc., Westec, The Pittston Brinks Group, Protection One, as well as strong regional providers. Other alarm service companies have adopted a strategy similar to Alarmguard's that entails the aggressive purchase of alarm monitoring accounts both through acquisitions of account portfolios and through dealer programs and internal growth programs. Some competitors have greater financial resources than Alarmguard, or may be willing to offer higher prices than Alarmguard is prepared to offer to purchase subscriber accounts. Utility companies and cable television companies also have recently entered the alarm monitoring business and will likely compete with Alarmguard for new accounts and for acquisitions.

      Competition in the security alarm industry is based primarily on reliability of equipment, market visibility, services offered and reputation for quality of service. Alarmguard believes it competes effectively with national, other regional and local security alarm companies in the Northeastern and Mid-Atlantic United States because of Alarmguard's reputation for reliable equipment and services, its concentrated presence in the areas surrounding its branch offices, its ability to bundle monitoring, maintenance and repair and enhanced services and its low cost structure.


Regulatory Matters

       Recently, certain local government authorities have considered or adopted various measures aimed at reducing the number of false alarms. Such measures include: (i) subjecting alarm monitoring companies to fines or penalties for transmitting false alarms, (ii) licensing individual alarm systems and the revocation of such licenses following a specified number of false alarms, (iii) imposing fines on alarm subscribers for false alarms (iv) imposing limitations on the number of times the police will respond to alarms at a particular location and (v) requiring further verification of an alarm signal before the police will respond.

      Alarmguard's operations are subject to a variety of other laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, Alarmguard is required to obtain licenses or permits, to comply with standards governing employee selection and training and to meet certain standards in the conduct of its business. Many jurisdictions also require certain of Alarmguard's employees to obtain licenses or permits.

     Alarmguard and its individual installers are required to hold licenses which, depending on the state, may include an electrical contractor's license and a journeyman's license. Such states may also require, as part of the licensing process, a security clearance or background check issued by the state's department of public safety or similar governmental authority. In the states where Alarmguard is required to have a single license holder, under whose license the individual installers may operate, Alarmguard generally has two or three license holders in order to ensure continuity in the event a licensed employee is transferred or leaves Alarmguard's employment. Local authorities generally require permits for large or complex fire system installations. Such permits are generally specific to the installation site and are obtained in advance of the commencement of work.

      The alarm industry is also subject to requirements imposed by various insurance, approval, listings and standards organizations depending upon the type of subscriber served, the type of security service provided, and the requirements of the applicable local governmental jurisdiction.

      Alarmguard's advertising and sales practices are regulated by both the FTC and state consumer protection laws. Such laws and regulations include restrictions on the manner in which Alarmguard promotes the sale of its security alarm systems and the obligation of Alarmguard to provide purchasers of its alarm systems with certain rescission rights.

      Alarmguard markets some of its products and services through telemarketing, which is regulated on the state and federal level. Alarmguard believes that these activities will increasingly be subject to such regulation. Such regulation may limit Alarmguard's ability to solicit new subscribers or to offer one or more products and services to existing subscribers and may materially affect Alarmguard's business and revenues.

      Alarmguard's alarm monitoring business utilizes telephone lines and radio frequencies to transmit alarm signals. The cost of telephone lines and the type of equipment which may be used in telephone line transmission are currently regulated by both federal and state governments. The operations and utilization of radio frequencies are regulated by the Federal Communications Commission and state public utilities commissions.

Risk Management

       The   nature  of  the  services  provided  by  Alarmguard
potentially exposes it to greater risks of liability for employee acts or omissions or system failure than may be inherent in other businesses. Most of Alarmguard's alarm monitoring agreements and other agreements pursuant to which it sells its products and services include certain provisions limiting Alarmguard's liability to subscribers in an attempt to reduce this risk.

      Alarmguard carries insurance of various types, including general liability and errors and omissions insurance. The loss experience of Alarmguard and other security service companies may affect the availability and cost of such insurance. Certain of Alarmguard's insurance policies, and the laws of some states, may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability of Alarmguard arising from gross negligence or wanton behavior. Alarmguard experiences insurance claims in the ordinary course of its business. Alarmguard does not believe that any of such pending claims will have a material adverse effect on the financial condition or results of operations of Alarmguard or Alarmguard's ability to obtain insurance coverage in the future.

Trademarks

      Alarmguard operates under the trademark "Alarmguard" and certain other trademarks.

Employees

      At December 31, 1997, Alarmguard employed approximately 450 individuals on a full-time basis. Currently, none of Alarmguard's employees is represented by a labor union or covered by a collective bargaining agreement. Alarmguard believes that its relations with its employees are good.


ITEM 2.  PROPERTIES

      Alarmguard's executive offices, central monitoring station and administrative offices constitute 20,000 square feet and are located at 125 Frontage Road, Orange, Connecticut (the
"Headquarters"). Alarmguard has entered into a lease with respect to the Headquarters with 125 Frontage Road LLC, a company controlled by Russell R. MacDonnell, Chairman, President and Chief Executive Officer of Alarmguard. This lease expires on
June 30, 2005. Alarmguard also leases office space in Piscataway, New Jersey; Cos Cob, Meriden and Darien, Connecticut; Plainview, New York; Woodlyn, Pennsylvania; Seaford, Delaware; Salisbury, Maryland.; Malden, Massachusetts; and Portland, Maine. The leases of these properties expire on various dates through 2005, and in some cases are renewable at the option of Alarmguard.

ITEM 3.  LEGAL PROCEEDINGS

      Alarmguard experiences routine litigation in the normal course of its business. Alarmguard does not believe that any pending or threatened litigation will have a material adverse effect on the financial condition, results of operations or cash flows of Alarmguard.

      In May 1995, a stockholder of Ridgewood Hotels, Inc. commenced a derivative and class action lawsuit in Delaware Chancery Court against Ridgewood, its directors and Triton (Alarmguard's predecessor) entitled Strassburger v. Early, et al. (C.A. No. 14267). The lawsuit concerns a transaction entered into in August 1994 in which Ridgewood purchased from Triton all of the Ridgewood common stock owned by Triton (which consisted of approximately 75% of Ridgewood's then outstanding common stock) for $8 million in cash and newly-issued Ridgewood preferred stock with a face value of $3.6 million. The complaint alleges that such transaction constituted a corporate waste and a breach by Triton of its alleged duties of loyalty and good faith as a majority stockholder to Ridgewood's other stockholders. The complaint seeks a rescission of the transaction and other unspecified monetary relief. The class action lawsuit was dismissed in March 1998. Alarmguard intends to defend vigorously against the remaining lawsuit. It is the opinion of Alarmguard's management that the ultimate resolution of such litigation will not have a material adverse effect on Alarmguard's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Registrant's security holders during the quarter ended December 31, 1997.


                             PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
      STOCKHOLDER MATTERS

   (A)  Market Information

     Alarmguard's Common Stock, par value $.0001 per share, and its warrants have been traded on the AMEX since April 16, 1997 under the symbols "AGD" and "AGDW", respectively. Prior to April 16, 1997, the date of the Merger with Triton, the common stock and warrants of Alarmguard's predecessor, Triton, were traded on the AMEX under the trading symbols "TGL" and "TGLW", respectively. The stock prices prior to April 16, 1997 listed below have been adjusted to reflect the one-for-ten reverse stock split completed on such date.

                            Market Price of Common
                                    Stock
                                 1997            1996
     Quarters  Ended      High      Low      High      Low
     1st Quarter         10        7 1/2     5 9/16    3 3/4
     2nd Quarter         9 1/4     5 13/16   5 9/16    3 3/4
     3rd Quarter         9 5/8     8 5/16    7 1/2     6 1/4
     4th Quarter         10 7/8    8         10 5/8    6 7/8

                            Market Price of Warrants
                                1997            1996
     Quarters  Ended     High       Low      High     Low
     1stt Quarter        1/8        1/8      1/4      1/8
     2nd Quarter         9/16       3/16     1/4      1/8
     3rd Quarter         1/2        1/8      3/16     1/16
     4th Quarter         3/8        3/16     1/4      1/8

    (B)  Holders

      At March 26, 1998, there were 328 and 403 holders of record of the Company's common stock and warrants, respectively.

 (C)  Dividends

     The Company did not pay cash dividends on its common stock in 1996 and 1997 and is not expected to pay cash dividends in the foreseeable future.

 (D)  Recent Sales of Unregistered  Securities

     During 1997, the Company issued unregistered shares of its common stock in connection with certain acquisitions (see "Major Developments During 1997 - Other Acquisitions").
     In February 1998, the Company sold unregistered shares of Convertible Preferred Stock (see "Recent Developments"). Lehman Brothers represented the Company in connection with the issuance of the Preferred Stock and was paid a cash fee of $1.8 million, plus a commitment from Alarmguard to issue warrants to purchase 80,000 shares of common stock of the Company at $8.66 per share.

     The Common and Preferred securities discussed herein were sold pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA
     The following table sets forth certain selected consolidated
financial  and  operating  data  of  Alarmguard.   The   selected
consolidated balance sheet data as of December 31, 1993, 1994, 1995, 1996, and 1997 and the selected consolidated statement of operations data for the five years then ended have been derived
from  the  audited  consolidated  financial  statements  of   SSH
(referred to herein as "Alarmguard"). The selected consolidated financial data should be read in conjunction with Alarmguard's consolidated financial statements and related notes and with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.
                                   As  of and for the Years Ended
                            December 31,
                             1993    1994    1995    1996   1997
                            (in thousands, except per share data)
Statement of Operations
Data:
Total revenue               $10,718 $17,075 $20,200 $24,152  $34,260
Gross profit                  6,539   9,710  11,926  14,372   19,849
Selling, general and
administrative
expense                       4,502   7,200   9,487  12,167   16,258
Amortization and
depreciation expense          3,255   4,617   6,786   8,142   11,386
 expense
Operating loss               (1,218) (2,107) (4,347) (5,937)  (7,795)
Interest and other expense,
net                          (1,068) (1,510) (2,300) (3,051)  (4,541)
Loss before extraordinary
item                         (2,286) (3,617) (6,647) (8,988) (12,336)
Extraordinary loss                -    (218)      -       -     (813)
Net loss                    $(2,286)$(3,835)$(6,647)$(8,988)$(13,149)

Basic and diluted per share
data: (1)
  Loss before extraordinary item                      $(3.12)  $(2.61)
  Extraordinary loss                                       -     (.17)
  Net loss                                            $(3.12)  $(2.78)
Basic and diluted weighted
average shares                                         2,877    4,726

Cash Flow Data:
  Net cash used in
  operating activities         $(77)$(1,997)$(5,001)$(6,984) $ (5,715)
  Net cash used in
  investing activities       (5,665) (3,147) (2,879) (1,623)  (6,606)
  Net cash provided by
  financing activities        8,282   2,538   8,640   7,276   12,789

Other Data:
Certain subscriber data:
  MRR at end of period (2)     $822    $956  $1,129 $1,392  $2,087
  Number of subscribers at
  end of period                  25      29      36     49      64

Adjusted EBITDA:
  EBITDA (3)                 $2,037  $2,510  $2,439 $2,205  $3,591
  Less Direct Marketing
  Program revenue (4)             -    (279) (1,249)(2,166) (1,265)
  Plus Direct Marketing
  Program expenses (4)                  656   2,084  4,351   3,946
  Plus acquisition
  integration expenses (4)        -      -        -      -      34
Adjusted EBITDA (5)          $2,037  $2,887  $3,274 $4,390  $6,621

Balance Sheet Data:
  Intangible assets, net(6) $22,499 $23,517 $23,223$21,430 $43,027
  Total assets               32,369  33,484  38,113 39,131  69,850
  Total obligations (7)      16,162  20,735  30,776 39,775  54,789
  Total stockholders'
  deficiency                 (3,473) (7,992)(15,264)(24,898)(3,197)

(1)  Basic and diluted per share information gives effect to  the
  conversion  of  all SSH preferred       and common  stock  into
  Common Stock of the Company as if it occurred at the beginning of 1996, resulting in a consistent pro forma number of common shares of 2,877,368. Actual shares outstanding are used for the weighted average share calculation for the period subsequent to the Merger with Triton.

(2) "MRR" means monthly recurring revenue that Alarmguard is entitled to receive under contracts in effect at the end of such
  period.   MRR  is  a term commonly used in the  security  alarm
  industry as a measure of the size of a company. It does not measure profitability or performance, and does not include any allowance for future subscriber attrition or for uncollectible accounts receivable.

(3) "EBITDA" means earnings before interest, taxes, depreciation and amortization. EBITDA is derived by adding to the loss before income taxes and extraordinary items, the sum of (i) amortization of debt issuance costs, acquired customer accounts, covenants not to compete and goodwill; (ii) interest and other expense, net; and (iii) depreciation expense. EBITDA does not represent cash flows available to fund Alarmguard's cash needs. Items excluded from EBITDA are significant components in understanding and
  assessing  Alarmguard's  financial  performance.   Alarmguard's
  management   believes  presentation  of  EBITDA   enhances   an
  understanding of Alarmguard's financial condition, results of operations and cash flows because EBITDA is used by Alarmguard to measure its ability to meet its debt service obligations and its capital expenditures and other operational needs as well as to provide funds for growth. In addition, EBITDA has been used by Alarmguard's lenders and the investment community to determine current borrowing capacity and to estimate the value of companies with recurring revenues.

(4)  Direct Marketing Program amounts are not reportable for 1993
  as  the  program  did  not  commence until  1994.   Acquisition
  integration expenses incurred prior to 1997 were not material.

(5) "Adjusted" EBITDA is derived by adding to EBITDA, Direct Marketing Program and acquisition integration expenses incurred, net of Direct Marketing Program revenues earned, during the
  period.   Adjusted  EBITDA does not represent  cash  flow  from
  operations   as   defined  by  generally  accepted   accounting
  principles,  should not be construed as an alternative  to  net
  income,   and  is  not  indicative  of  Alarmguard's  operating
  performance or of cash flows available to fund Alarmguard's cash needs. Alarmguard's management believes presentation of Adjusted EBITDA enhances an understanding of Alarmguard's operating results, particularly in comparison to other security alarm companies that grow substantially through acquisitions of subscriber accounts. Additionally, an amount similar to Adjusted EBITDA is used by lenders in extending credit to Alarmguard.

(6) Includes acquired customer contracts, covenants not to compete and goodwill.

(7) Total obligations includes the current and non-current portion of: the credit facility, subordinated debt, capital leases (included in other liabilities) and notes payable.

ITEM  7.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

   The following is a discussion of the historical financial condition and results of operations of Alarmguard for each of the three years in the period ended December 31, 1997. The financial information, discussion and analysis which follow are based upon and should be read in conjunction with Alarmguard's consolidated financial statements and the notes thereto, included elsewhere herein.

General

   Alarmguard sells, installs, services and monitors security alarm systems for residential and commercial subscribers, principally in the Northeastern and Mid-Atlantic regions of the United States. At December 31, 1997, Alarmguard had MRR of $2.1 million serving approximately 64,000 subscribers accounts for its alarm monitoring services, approximately 68% of which were residential.

   Since January 1, 1995, Alarmguard has added approximately $748,000 of MRR through 17 separate acquisitions, $586,000 of which was acquired during 1997. Acquisitions consummated by Alarmguard typically contain contractual provisions providing for
(i) a guarantee by the seller with respect to the rate of attrition measured in terms of MRR, generally for a period of 6-12 months following the closing of such transaction, and (ii) a holdback from the seller of a portion of the purchase price which, if the actual attrition rate exceeds the guaranteed rate at the end of such 6-12 month holdback period, is applied to adjust the effective purchase price downward. No acquisition consummated by Alarmguard during such period included an acquired account which was of such a size that the loss of such account would have had a material adverse effect on the benefits to Alarmguard of such acquisition.

   From January 1, 1995 to December 31, 1997, Alarmguard added approximately $567,000 of MRR through the Direct Marketing Program, including $193,000 of MRR during the year ended December 31, 1997. The total MRR added during the same periods (before cancellations) was $1.6 million and $913,000, respectively.

   Alarmguard continually pursues numerous acquisition opportunities. Generally, acquisitions involve cash, promissory notes and common stock. To the extent that a transaction requires payment of the entire purchase price in cash, the capital available to support other direct marketing growth initiatives will be reduced, which may in turn adversely impact Alarmguard's overall liquidity. Alarmguard increased its MRR from approximately $1.0 million at January 1, 1995 to approximately $2.1 million at December 31, 1997.

   Alarmguard internally generates two different types of new subscriber accounts, accounts generated through the Direct Marketing Program and accounts generated through traditional sales efforts at its ten branch offices. In the Direct Marketing Program, Alarmguard utilizes outbound telemarketing and other high volume sales approaches, to offer a basic alarm system for a low downpayment. New subscribers are generally required to enter into noncancellable monitoring/equipment lease contracts which have a term of 60 months. Alarmguard retains ownership of the alarm system hardware installed for the new subscriber. Alarmguard's costs associated with generating a new account substantially exceed the installation fee received from the customer. However, these costs are significantly less than the monitoring revenues to be realized over the life of the monitoring/equipment lease contract. Each new subscriber is subject to credit approval prior to entering into a monitoring contract under the Direct Marketing Program.

     In late 1997, Alarmguard launched its Dealer Program. Under this program, Alarmguard purchases credit-approved monitoring contracts from Alarmguard authorized dealers. In most cases, Alarmguard installs the systems and charges back the dealer for the cost of the installation. The subscriber profile is similar to accounts generated through the Direct Marketing Program.

   Alarmguard also markets traditional alarm systems through its branch offices, which are characterized by the sale of the alarm system by Alarmguard to the subscriber at a non-subsidized price.

   A majority of Alarmguard's revenues are derived from recurring payments for the monitoring, maintenance and leasing of subscribers' security systems. The remainder of Alarmguard's revenues include revenues for installing Direct Marketing Program alarm systems, revenues derived from the sale and installation of traditional alarm systems, revenues from installing and/or selling add-ons and upgrades to alarm systems, and revenues derived from payments for service calls performed based on time incurred and materials used. Monitoring and service revenues are recognized as the monitoring or service is provided. Selling and marketing costs, excluding commissions on the generation of Direct Marketing Program accounts, are generally expensed in the period incurred. With respect to the Direct Marketing Program, Alarmguard defers all direct costs (principally equipment, labor and direct sales commissions) incurred in connection with installing and activating new subscriber accounts. Such direct costs are amortized over a period of 48 months, which reflects the life of the contract adjusted for estimated subscriber attrition. It is Alarmguard's policy to review actual account attrition on a quarterly basis and, when an installation is identified for disconnection, to fully write off and charge to amortization expense the remaining net book value of the installation costs. Substantially all other costs associated with the Direct Marketing Program (principally telemarketing and overhead) are expensed as incurred.

   Alarmguard grew rapidly in the year ended December 31, 1997, realizing a 30.6% increase in the number of monitored subscriber accounts, from approximately 49,000 at December 31, 1996 to approximately 64,000 at December 31, 1997, and a 49.9% increase in MRR, from $1.4 million at December 31, 1996 to $2.1 million at December 31, 1997.

   Total revenues increased by 41.9% from $24.2 million in 1996 to $34.3 million in 1997. Adjusted EBITDA as a percentage of total revenue less Direct Marketing Program installation revenues was 20.0% in 1997 and 20.0% in 1996. Alarmguard's operating loss increased from $5.9 million in 1996 to $7.8 million in 1997. Alarmguard's net loss increased from $9.0 million in 1996 to $13.1 million in 1997. The increased operating loss in 1997 reflects primarily the increase in amortization expense associated with the acquisition of subscriber accounts during the year. The increased net loss in 1997 reflects the increased amortization expense discussed above combined with an increase in net interest expense as a result of a higher level of borrowings in 1997.

   Accounting Policies for Direct Marketing Program Installations and Subscriber Account Purchases. The difference between Alarmguard's accounting policy for the generation of subscriber accounts through the Direct Marketing Program and its accounting policy for the acquisition of subscriber account portfolios has a significant impact on Alarmguard's results of operations. Substantially all telemarketing and overhead costs related to the generation of subscriber accounts under the Direct Marketing Program are expensed in the period in which such costs are incurred. During 1997, the costs of the Direct Marketing Program which were expensed relating to an average Direct Marketing Program installation exceeded the amount of installation revenues recognized. Accordingly, new Direct Marketing Program accounts adversely affect operating results for the period in which the associated marketing expenses are incurred. In contrast to the accounting policy for the Direct Marketing Program expenses, costs associated with acquisitions of subscriber accounts are capitalized and amortized over six to ten years, the estimated average life of an acquired account, on a straight-line basis. Alarmguard personnel and related support costs incurred solely in connection with subscriber account acquisitions and transitions are generally expensed as incurred. As a result of these accounting policies, Alarmguard's results of operations may vary in any period depending on the relative contribution to growth in subscriber accounts from internal generation of Direct Marketing Program accounts and from acquisitions of subscriber account portfolios.

  Gross MRR Attrition: Gross MRR attrition has an adverse effect on the Company's financial position and results of operations, since if affects the Company's recurring revenues. Gross MRR attrition, generally expressed on an annualized basis, can be measured in terms of decreased MRR resulting from canceled subscriber accounts. Gross MRR attrition is defined by the Company for a particular period as a quotient, the numerator of which is equal to gross MRR lost as the result of canceled subscriber accounts during a period and the denominator of which is the average month-end MRR during the period. The following table sets forth the Company's MRR additions, cancellations, and gross MRR attrition for the periods indicated:

                                      Years Ended December 31,
                                      1995    1996     1997
  MRR:
    Beginning of period                $956  $1,129   $1,392
    Direct   Marketing   Program
    additions                           110     264      193
    Additions through acquisitions       82      80      586
    Other additions (1)                 109      73      134
    Canceled MRR (2)                  (128)   (154)    (218)
    End of period                     $1,12   $1,39    $2,08
                                          9       2        7

    Annual attrition                  12.3%   11.9%    11.8%


(1)       MRR   primarily  generated  through  traditional  sales
   programs and the National Accounts Program.

(2) Includes canceled MRR of subscribers who have moved from homes or businesses in which an existing alarm system has already been installed ("Transfers").

     Average MRR per Subscriber. Alarmguard's average MRR per existing subscriber was approximately $32.00 at December 31, 1997.

     Future Net Losses. Alarmguard expects to incur net losses for the foreseeable future. Factors contributing to Alarmguard's net losses included the initial excess of expenses over revenues generated by the Direct Marketing Program and the charges incurred by Alarmguard for amortization of purchased subscriber accounts and capitalized costs (materials, labor and direct sales commissions) associated with the Direct Marketing Program, interest expense incurred on its indebtedness. Although the Direct Marketing Program adversely impacts current period results, Alarmguard believes the Direct Marketing Program will benefit operating results in the future years because of the ongoing monitoring revenues associated with such accounts.

     Certain Potential Environmental Liabilities. In the past, Triton, through certain divisions and wholly-owned subsidiaries, owned and operated businesses that conducted operations that included the use, generation and disposal of hazardous waste and hazardous substances. Certain potential environmental liabilities exist associated with these former operations, including potential contamination at, or migrating from, certain properties historically owned or operated by these former divisions and subsidiaries. Triton also has limited contractual indemnification obligations relating to certain of these matters. With respect to these potential environmental liabilities, management believes that most of these liabilities were discharged in Triton's 1993 bankruptcy proceedings or, if a matter were to circumvent the bankruptcy discharge, would be covered by insurance. Historically, these environmental matters have not had a material adverse effect on the Company's financial condition and, although there can be no assurance, management does not expect such matters to have a material adverse effect on the Company's financial condition, results of operations or cash flows in the future.

     Year 2000 issues. The year 2000 issue relates to computer system programs which may not properly recognize the change in date years from 1999 to 2000. As a result of this sensitivity of existing software, any business entity is at risk for possible system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

   Based on a risk assessment, the Company has utilized both internal and external resources to reprogram or replace and test software for year 2000 modifications. The total cost of the year 2000 project has not been and is not expected to be material to the results of operations or cash flows of the Company. The Company presently believes that with these modifications to its software the year 2000 issue does not pose a significant operational problem.

      Subscriber systems are generally not date dependent, except in the case of certain access control systems installed at subscribers' premises. These systems have been identified and are currently being upgraded. The cost of these upgrades will not be material to the Company.

     The Company intends to initiate formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to suppliers' failure to remediate their own Year 2000 issues.

Results of Operations

      The following table sets forth certain operating data as a percentage of total revenues, other than Adjusted EBITDA which is a percentage of total revenue less Direct Marketing Program installation revenue for the periods indicated:

                                       Year ended December 31,
                                       1995     1996    1997

  Recurring revenue                    59.8%   62.2%    62.9%
  Installation revenue                 34.1%   31.5%    30.6%
  Service revenue                       6.1%    6.3%     6.5%
Total Revenue                         100.0%   100.0%   100.0%

  Monitoring expense                    8.4%    9.3%     7.9%
  Installation expense                 20.8%   19.4%    22.0%
  Service expense                      11.8%   11.8%    12.2%
Total cost of revenue                  41.0%   40.5%    42.1%

  Gross profit                         59.0%   59.5%    57.9%

  Sales and marketing expense          15.0%   15.5%    13.6%
  General and administrative expense   32.0%   34.9%    32.8%
  Acquisition integration expense          -       -     1.0%
  Amortization and depreciation
  expense                              33.5%   33.8%    33.2%
Total operating expense                80.5%   84.2%    80.6%

  Operating loss                      (21.5%) (24.7%) (22.7%)

Other operating data:
  EBITDA                               12.1%    9.1%    10.5%
Direct Marketing Program installation
revenue                                (6.2%)  (9.0%)   (3.7%)
Direct Marketing Program and acquisition
integration expenses                   10.3%   18.0%    12.5%
  Adjusted EBITDA                      17.3%   20.0%    20.1%



1997 Compared to 1996

      Revenue. Revenues for 1997 increased by $10.1 million, or 41.9%, to $34.3 million from $24.2 million for 1996. Recurring revenue increased by $6.5 million, or 43.5%, from $15 million in 1996 to $21.5 million in 1997, which was primarily the result of an increase in the number of monitored accounts generated primarily due to the acquisition of portfolios of subscriber accounts in 1997 as well as accounts generated through the Direct Marketing Program. Installation revenue, which includes revenues from the installation of Direct Marketing Program systems and from sales of traditional systems, increased by 37.5% to $10.5 million in 1997 from $7.6 million in 1996, due to the growth in system sales as a result of a larger account base in a larger territory. Service revenue increased by 47.3% to $2.3 million in 1997 from $1.5 million in 1996, due primarily to the growth in the account base.

     Gross Profit. Gross profit in 1997 increased by $5.5 million, or 38.1%, to $19.9 million from $14.4 million in 1996. This increase was due to the growth in MRR as a result of the addition of acquired account portfolios and growth related to the Direct Marketing Program. As a percentage of total revenues, gross profit declined from 59.5% in 1996 to 57.9% in 1997. The decrease of gross profit as a percentage of total revenue was primarily the result of several larger commercial installations which had lower gross profit margins than the Company's traditional business as well as lower per-unit revenue for installations through the Direct Marketing Program.

      Sales and Marketing. Sales and marketing expenses for 1997 increased by $1.0 million, or 25.1%, to $4.7 million from $3.7 million in 1996. This increase was primarily the result of greater marketing efforts directed at adding new subscriber accounts through traditional sales and the Direct Marketing Program.

     Acquisition Integration Expense. In 1997 the Company incurred $349,000 of costs associated with the integration of acquired subscriber accounts into the Company's system. These costs were not material in 1996 and 1995. Management expects to incur such costs in the future, principally relating to the
acquisition   and   integration  of  larger  subscriber   account
portfolios.

     General and Administrative Expenses. General and administrative expenses for 1997 increased $2.8 million, or 33.3%, to $11.2 million from $8.4 million in 1996. The increase was primarily the result of staffing requirements at both the operating and corporate level required to facilitate the Company's growth plan and additional expenses of operating as a public company, costs which were not incurred in 1996. As a percent of total revenue, general and administrative expense decreased to 32.8% in 1997 from 34.9% in the comparable 1996 period, reflecting economies of scale resulting from incremental revenue growth.

        Amortization and Depreciation. Amortization and depreciation expenses increased in 1997 by $3.2 million, or 39.8%, to $11.4 million from $8.1 million in 1996. This increase was primarily the result of Alarmguard's acquisition of approximately 12,400 subscriber accounts in 1997 as well as the addition of approximately 7,000 monitored subscriber accounts through the Direct Marketing Program.

      Net  Interest  Expense.   Net  interest  expense  for  1997
increased by $1.7 million, or 55.4%, to $4.7 million from $3.0 million in 1996. This increase was primarily the result of higher weighted average debt outstanding under the Credit Facility, as well as a higher interest rate on its subordinated debt. Alarmguard increased its borrowing during this period to fund the acquisition of subscriber portfolios and Direct Marketing Program account growth.

1996 Compared to 1995

   Revenue. Revenue for 1996 increased by $4.0 million, or 19.6%, to $24.2 million from $20.2 million for 1995. Recurring revenue increased by $3.0 million, or 24.3%, which was primarily the result of an increase in the number of monitored accounts generated by the Direct Marketing Program and the acquisition of portfolios of subscriber accounts. Installation revenue increased by 10.6% to $7.6 million in 1996 from $6.9 million in 1995. Service revenue increased by 22.9% to $1.5 million in 1996 from $1.2 million in 1995.

   Gross Profit. Gross profit in 1996 increased by $2.5 million, or 20.5%, to $14.4 million from $11.9 million in 1995. This increase was due to the growth in MRR as a result of the addition of acquired account portfolios and growth related to the Direct Marketing Program. As a percentage of total revenues, gross profit rose from 59.0% in 1995 to 59.5% in 1996.

   Sales and Marketing. Sales and marketing expenses for 1996 increased by $0.7 million, or 23.6%, to $3.7 million from $3.0 million in 1995. This increase was primarily the result of greater marketing efforts directed at adding new subscriber accounts through traditional sales and the Direct Marketing Program. The Direct Marketing Program added 10,000 and 5,000 monitored subscriber accounts in 1996 and 1995, respectively.

   General and Administrative Expenses. General and administrative expenses for 1996 increased $1.9 million, or 30.4%, to $8.4 million from $6.5 million in 1995. This increase was due to the significant growth associated with the Direct Marketing Program during 1996.

   Amortization and Depreciation. Amortization and depreciation expenses increased in 1996 by $1.3 million, or 20.0%, to $8.1 million from $6.8 million in 1995. This increase was primarily the result of Alarmguard's acquisition of approximately 3,800 subscriber accounts and the addition of approximately 10,000 monitored subscriber accounts from the Direct Marketing Program during 1996.

   Net Interest Expense. Net interest expense for 1996 increased by $0.7 million, or 30.8%, to $3.0 million from $2.3 million in 1995. This increase was the result of higher weighted average debt outstanding under the Credit Facility. Alarmguard increased its borrowing during this period to fund Direct Marketing Program account growth and the acquisition of subscriber account portfolios.

Liquidity and Capital Resources

   General. Since May 1992, Alarmguard has financed its operations and growth from a combination of borrowings under credit facilities, sales of its capital stock, the 1997 Merger with Triton Group Ltd and the cash realization of certain non-strategic assets. Alarmguard's principal uses of cash have historically been and are expected to continue to be for acquisitions of subscriber account portfolios, interest payments on borrowings under the credit facility and the costs associated with marketing and installing Direct Marketing and Dealer Program systems. A substantial portion of Alarmguard's future operating cash flow will be used to fund these initiatives and requirements.

   As of December 31, 1997, a lending group provided term loans to Alarmguard, Inc., a wholly owned subsidiary of the Company (the "Borrower") under a $60 million Restated Term Loan and Acquisition Credit Agreement (the "Credit Facility") in an aggregate principal amount of approximately $46.7 million. The Credit Facility is a senior secured term credit facility. Loans outstanding under the Credit Facility bear interest based, at the option of the Borrower, at a floating rate equal to either (i) the greater of (x) a base rate and (y) the Federal Funds effective rate plus 0.5% per annum, plus, in either case, the applicable margin of 1.5%, or (ii) the Eurodollar rate, plus the applicable margin of 3%. At December 31, 1997, availability under the Credit Facility was approximately $2.3 million. The Credit Facility is a two-year non-amortizing loan which converts to an amortizing five-year term loan on April 30, 1999.

    On October 29, 1997, the Borrower entered into a three-year interest rate swap agreement at 6.09% (LIBOR) plus the applicable margin of 3.0%, or a fixed rate of 9.09%. The fixed rate based on the current Credit Facility is 8.84%. As a result of the swap agreement, the Borrower has fixed the interest rate on $40 million out of $46.7 million outstanding at December 31, 1997.

   The loans and other obligations under the Credit Facility are secured by a first lien on all the tangible and intangible personal property of the Borrower and its subsidiaries, a pledge of the capital stock of all of the Company's existing or future subsidiaries and is guaranteed by Alarmguard and a subsidiary. The Credit Facility contains covenants which, among other matters, (i) limit indebtedness, (ii) limit capital expenditures,
(iii)  require the satisfaction of certain financial  ratios  and
(iv) limit the declaration of dividends. As of December 31, 1996 the restricted net assets of the Borrower were approximately $1.1 million. As of December 31, 1997, the Borrower's liabilities exceeded its assets by $10.2 million.

   The Credit Facility provides for the following material events of default: (i) nonpayment of principal or interest; (ii) breach by the Borrower of any affirmative or negative covenants; (iii) any misrepresentation by the Borrower; (iv) cross default with respect to other agreements or obligations of the Borrower; (v) incurrence of additional indebtedness by Alarmguard, except for certain permitted indebtedness; (vi) creation of any liens on Alarmguard's property, assets or revenues other than certain permitted liens; and (vii) certain defaults relating to bankruptcy, insolvency, ERISA and judgments, with customary limitations and time periods.

      On February 3, 1998, the Company completed an offering of 40,000 shares of Cumulative Convertible Preferred Stock at $1,000 per share yielding gross proceeds totaling $40 million. The offering was comprised of 35,000 shares of Series A Convertible Preferred Stock and 5,000 shares of Series B Convertible Preferred Stock. The Series A Preferred Stock pays quarterly dividends at 5% per annum. Concurrently, the Company issued 700 additional shares of the Series A Preferred Stock in exchange for $.7 million of the Company's subordinated debt. Net proceeds of the total offering, after the payment of investment banking fees and legal expenses, amounted to approximately $38.0 million. Under the terms of the securities, each holder of the Series A and Series B Preferred has the right to convert its shares, at the option of the holder, at any time, into shares of the Company's common stock at the conversion price of $8.25 per share and $7.75 per share, respectively, subject to certain anti-dilution provisions. Concurrent with the offering, the Borrower increased its Credit Facility discussed above from $60 million to $90 million with an expanded lending group. The net proceeds from the offering and the additional Credit Facility are intended to finance acquisitions and expand the Company's Direct Marketing and Dealer Programs.

   On February 5, 1998, the Company completed the acquisition of all of the common stock of Pelletier, headquartered in Danbury, Connecticut, for cash consideration of approximately $10.9 million, including a one-year holdback subject to certain revenue guarantees. The acquisition added over 7,200 accounts and MRR of approximately $210,000 to the Company's subscriber base.

   On March 17, 1998, Alarmguard completed the acquisition of certain assets of Sentry headquartered in Malden, Massachusetts with an office in Portland, Maine. This acquisition added approximately 26,000 subscribers and MRR of approximately $.6 million. The purchase price for Sentry company was approximately $26.5 million.

   The Company believes its current sources of funds will be sufficient to satisfy its requirements for at least the next twelve months. The Company, depending on future needs and the cost and availability of various financing alternatives, may from time to time seek additional debt or equity financing in the public or private markets in order to support the growth of subscriber accounts through acquisitions and the Direct Marketing and Dealer Programs.

   During 1997, 1996 and 1995, Alarmguard's net cash used in its operating activities was $5.7 million, $7.0 million and $5.0 million, respectively. These uses of cash were primarily the result of capitalized Direct Marketing Program installation costs.

   During 1997, 1996 and 1995, Alarmguard's net cash used in its investing activities was $6.6 million, $1.6 million and $2.9 million, respectively. These uses primarily represent the acquisition of subscriber account portfolios in all three years, net of cash acquired in 1997 from the Merger with Triton.

   During 1997, 1996 and 1995, Alarmguard's net cash provided by financing activities was $12.8 million, $7.3 million and $8.6 million, respectively. Financing activities were principally the result of the restructuring and extension of the Credit Facility in all three years to fund acquisitions and the Direct Marketing and Dealer Programs.

   Capital    Expenditures.     Alarmguard    requires    capital
expenditures for its core operations, including central monitoring station equipment, phone systems and the refurbishment of offices, which have historically totaled less than $1.0 million annually. This amount will vary based on the growth of subscriber accounts and significant acquisitions of subscriber accounts. In March 1998, Alarmguard completed an expansion of its central monitoring facility, increasing its capacity to approximately 250,000 subscribers at a cost of approximately $800,000.

Adoption of Recent Accounting Standards

     In 1997, the Financial Accounting Standards Board (FASB) issued SFAS NO. 128. "Earnings per Share," which was adopted in the fourth quarter of 1997. This new rule changes the way earnings per share is calculated and requires restatement of all reported prior period amounts. Under the new requirements, basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. The diluted earnings per share computation includes the effect of shares, if dilutive, which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.

     During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 is effective for the first quarter of 1998, while SFAS 131 is effective for year end financial reporting in 1998 and on an interim basis thereafter. Both of these pronouncements require additional disclosure and the company expects no material impact upon adoption.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and supplementary data, together with the report of Ernst & Young LLP, independent auditors, are included elsewhere herein. See "Index to Consolidated Financial Statements" on page F-1.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                            PART III

      The information to be set forth herein, Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," will be included in a definitive Proxy Statement pursuant to Regulation 14A, which is incorporated herein by reference. It is anticipated that copies of such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31,1997.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

     (a)  Documents filed as a part of this Form 10-K

          a.  Consolidated Financial Statements and Schedules.

     The   following   consolidated  financial   statements   and
schedules are included in this Annual Report on Form 10-K on the pages listed below.

   Page       Consolidated Financial Statements
   F-1  Report of Independent Auditors
   F-2  Consolidated Balance Sheets as of December 31,  1996  and
        1997
   F-4 Consolidated Statements of Operations for the years ended December 31, 1995, 1996, and 1997.
   F-5  Consolidated   Statements  of Stockholders' Deficiency
        for the years ended December 31, 1995, 1996 and 1997. F-6 Consolidated Statements of Cash Flows for the years ended
        December 31, 1995, 1996 and 1997.
   F-7  Notes to Consolidated Financial Statements

   Page       Schedule
   S-1       Schedule  I  -  Condensed Financial  Information  of
             Alarmguard Holdings, Inc. (Parent
             Company)

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          b.  Exhibits.

   Exhibit
   Number              Exhibit Description

   2.01 Agreement and Plan of Merger, dated December 23, 1996, among Triton Group Ltd., Triton Acquisition Corp. and Security Systems Holdings, Inc. (restated to reflect Amendment No. 1 to Agreement and Plan of Merger dated as of March 6, 1997), incorporated herein by reference to File No. 333-23307, Registration Statement on Form S-4, filed March 14, 1997.

   3.01 Second    Amended    and    Restated    Certificate    of
        Incorporation, incorporated herein by reference  to  File
        No.  333-23307, Registration Statement on Form S-4, filed
        March 14, 1997.

   3.02 Second  Amended and Restated By-Laws, incorporated herein
        by   reference   to  File  No.  333-23307,   Registration
        Statement on Form S-4, filed March 14, 1997.


   3.03 Form of Second Amended and Restated Certificate of Incorporation of Security Systems Holdings, Inc., incorporated herein by reference to File No. 333-23307, Registration Statement on Form S-4, filed March 14, 1997.

   3.04 Form  of  Second Amended and Restated By-Laws of Security
        Systems Holdings, Inc., incorporated herein by reference to File No. 333-23307. Registration Statement on Form S-
        4, filed March 14, 1997.

   3.05 Certificate  of Designations, Preferences and  Rights  of
        Series A Preferred Stock and Series B Preferred Stock dated February 2, 1998.

   4.01 Warrant Agreement and Form of Warrant, incorporated herein by reference to file No. 1-8592, Exhibit 4 to Interim Report on Form 8-K dated July 12, 1993.

   4.02 Warrant  Agreement  in favor of Patricof  &  Co.  Capital
        Corp., dated January 1, 1996, incorporated herein by reference to file No. 0-8138, Annual Report on Form 10-K for the year ended March 31, 1996.

   4.03 Form    of    Alarmguard   Common   Stock    Certificate,
        incorporated herein by reference to File No. 333-23307, Registration Statement on Form S-4, filed March 14, 1997.

   4.04 Form of Alarmguard Warrant Certificate, incorporated herein by reference to File No. 333-23307, Registration
        Statement on Form S-4, filed March 14, 1997.

   4.05 Registration Rights Agreement, incorporated herein by reference to File No. 333-23307, Registration Statement on Form S-4, filed March 14, 1997.

   4.06 Registration Rights Agreement dated February 2, 1998, with Series A and B Preferred Stock holder.

   10.01Note Payable Agreement, incorporated herein by reference to File No.1-8138, Interim Report on Form 10-Q, filed
        August 14, 1997.

   10.02Protective   Alarms,  Inc.  Stock   Purchase   and   Sale
        Agreement, as amended, incorporated herein by reference to File No. 1-8138, Interim Report on Form 8-K, filed
        May 1, 1997.

   10.031997  Long Term Stock Incentive Plan, incorporated herein
        by   reference   to  File  No.  333-23307,   Registration
        Statement on Form S-4, filed March 14, 1997.

   10.04 Stock Purchase Agreement between Ridgewood Properties, Inc. and Triton Group Ltd., dated August 15, 1994, incorporated herein by reference to File No. 1-
        8138,  Interim Report on Form 8-K/A, filed  September  2,
        1994.

   10.05 Severance Agreement of Russell R. MacDonnell, incorporated herein by reference to File No. 333-23307, Registration Statement of Form S-4, filed March 14,
        1997.

   10.06        Severance    Agreement   of   David    Heidecorn,
        incorporated herein by reference to File No. 333-23307, Registration Statement of Form S-4, filed March 14,
        1997.

   10.07       Severance   Agreement  of  Gregory  J.   Westhoff,
        incorporated herein by reference to File No. 333-23307, Registration Statement of Form S-4, filed March 14,
        1997.

   10.08      Management  Agreement with Triton Group Management,
        Inc.,  incorporated herein by reference to File No.  333-
        23307,  Registration Statement of Form S-4,  filed  March
        14, 1997.

   10.09 Stock Option and Conversion Agreement, incorporated herein by reference to File No. 333-23307, Registration
        Statement of Form S-4, filed March 14, 1997.

   10.10      Preferred Stock Purchase Agreement, dated  February
        2, 1998.

   10.11       Third   Amended  and  Restated   Term   Loan   and
        Acquisition  Credit Agreement, dated as  of  February  2,
        1998.

   10.12      Asset  Purchase  and Sale Agreement,  dated  as  of
        March  5,  1998, with Security Systems, Inc.,   James  W.
        Lees and Edward A. Silvey.

   21.1 Listing of Subsidiaries of Alarmguard Holdings, Inc.

     23.1     Consent of Ernst & Young LLP.

     27.1      Financial Data Schedules.

     (a)  Reports on Form 8-K.

        None.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALARMGUARD HOLDINGS, INC.


                                         By:  /s/ David Heidecorn
                                             Director, Executive Vice
                                             President and Chief
                                             Financial Officer

Date:  March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

Signature                        Title                         Date

/s/  Russell  R.  MacDonnell     President, Chief Executive  March 30, 1998
Russell R. MacDonnell            Officer and Chairman of
                                 the Board

/s/   David   Heidecorn          Executive Vice President,   March 30, 1998
David Heidecorn                  Chief Financial Officer and
                                 Director

/s/  Stuart L. Bell              Director                     March 30,1998
Stuart L. Bell

/s/  Michael E. Cahr             Director                    March 30, 1998
Michael E. Cahr

/s/ Michael M. Earley            Director                    March 30, 1998
Michael M. Earley

/s/ Stephen L. Green             Director                    March 30, 1998
Stephen L. Green

/s/Thomas W. Janes               Director                    March  30, 1998
Thomas W. Janes

                 Report of Independent Auditors

The Board of Directors and Stockholders
Alarmguard Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Alarmguard Holdings, Inc. (formerly Security Systems Holdings Inc.) as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alarmguard Holdings, Inc. at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                   /s/Ernst & Young LLP

Stamford, Connecticut
March 18, 1998


                    Alarmguard Holdings, Inc.

                   Consolidated Balance Sheets



                                                      December 31,
                                                     1996      1997
                                                     (In thousands)
Assets
Current assets:
Cash and cash equivalents                        $   230      $   698
Restricted cash                                        -        1,931
Accounts receivable, less allowance for doubtful
accounts of $298
 and $1,003, respectively                          3,791        5,558
Inventories                                        1,698        3,065
Prepaid expenses                                     332          343
Other current assets                                 250            -
Total current assets                               6,301       11,595

Property and equipment, net                        2,478        2,133

Customer installation costs, net of accumulated
amortization of $2,383                             7,531        8,868
   and $5,354, respectively
Customer contracts and intangibles, net of
accumulated amortization                          21,430       43,027
   of $15,854 and $22,217, respectively
Other investments                                      -        2,245
Other assets                                       1,391        1,982
Total assets                                     $39,131      $69,850

                    Alarmguard Holdings, Inc.

             Consolidated Balance Sheets (continued)

                                                     December 31,
                                                    1996       1997
                                                    (In thousands)
Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable                                  $1,469   $ 2,659
Accrued expenses                                   1,390     5,675
Current portion of notes payable                     696     2,462
Current portion of credit facility                 4,169         -
Deferred revenue                                   4,621     6,231
Other current liabilities                          1,008     4,061
Total current liabilities                         13,353    21,088

Notes payable, less current portion                2,563       549
Credit facility                                   26,467    46,700
Subordinated debt                                  4,951     4,389
Other liabilities                                    422       321

Commitments and Contingencies - Note 15

Redeemable preferred stock, $100 par value;
Series A, 5% cumulative dividends, 50,000 shares
authorized, issued and outstanding at December
31, 1996                                           5,994        -
Redeemable preferred stock, $120 par value;
Series B, 5% cumulative dividends, 72,500 shares
authorized, issued and outstanding at December    10,279        -
31, 1996

Stockholders' deficiency:
Common stock, $1.00 par value; 256,500 shares
authorized 237,671
  shares (including 33,748 shares of Class B non-
voting shares) issued and outstanding
 at December 31, 1996                                237        -
Common stock, $0.0001 par value, 25,000,000 shares
authorized,
   5,593,396 shares issued and outstanding at
December 31, 1997, including 361,238 shares held
 in escrow pursuant to holdback provisions
 in acquisition agreements                             -         1
Additional paid in capital                            35    35,286
Accumulated deficit                              (25,135)  (38,484)
Notes receivable from officers                       (35)        -
Total stockholders' deficiency                   (24,898)   (3,197)
Total liabilities and stockholders' deficiency   $ 39,131 $ 69,850



See accompanying notes to consolidated financial statements.
                    Alarmguard Holdings, Inc.

              Consolidated Statements of Operations

              (In thousands, except per-share data)



                                          Years ended December 31,
                                          1995      1996      1997

Recurring revenue                       $12,072   $15,011   $21,540
Installation revenue                      6,885     7,613    10,470
Service revenue                           1,243     1,528     2,250
Total revenue                            20,200    24,152    34,260

Monitoring expense                        1,691     2,258     2,692
Installation expense                      4,196     4,685     7,543
Service expense                           2,387     2,837     4,176
Total cost of revenue                     8,274     9,780    14,411

Gross profit                             11,926    14,372    19,849

Sales and marketing expense               3,020     3,732     4,669
General and administrative expense        6,467     8,435    11,240
Acquisition integration expense               -         -       349
Amortization and depreciation expense     6,786     8,142    11,386
Total operating expenses                 16,273    20,309    27,644

Operating loss                           (4,347)   (5,937)   (7,795)

Other income (expense):
Interest expense, net                    (2,278)   (3,014)   (4,683)
Other, net                                  (22)      (37)      142
Loss before extraordinary items          (6,647)   (8,988)  (12,336)

Loss on refinancing of debt                  -         -       (813)
Net loss                                 (6,647)   (8,988)  (13,149)
Dividend requirement on preferred          (685)     (685)     (200)
stock
Loss applicable to common shares        $(7,332)  $(9,673) $(13,349)

Basic and diluted loss per share:
   Loss before extraordinary item                  $(3.12)   $(2.61)
   Loss on refinancing of debt                         -       (.17)
   Net loss                                        $(3.12)   $(2.78)

Weighted average number of basic and
diluted shares                                      2,877     4,726


See accompanying notes to consolidated financial statements.

                    Alarmguard Holdings, Inc.

       Consolidated Statements of Stockholders' Deficiency

      For the years ended December 31, 1995, 1996 and 1997

                                                        Notes
                                                      Receiva  Total
                              Common  Paid   Accumula   ble    Stockhol
                              Stock    in      ted     from     ders'
                                    Capital  Deficit  Officers Deficiency
                                              (In thousands)

Balance at January 1, 1995     $154     $18  $ (8,130)  $(34)   $(7,992)

Issuance of 49,753 shares of
common stock (including
20,249 shares of Class B
non-voting shares),
$1.00 par value                  49      11         -      -         60

Exercise of stock options         1       -         -     (1)         -

Preferred stock dividends         -       -      (685)     -       (685)

Net loss                          -       -    (6,647)     -     (6,647)

Balance at December 31, 1995    204      29   (15,462)   (35)   (15,264)

Issuance of 33,168 shares of
common stock (including
13,499 shares of Class B
non-voting shares),
$1.00 par value                  33       6        -       -         39

Preferred stock dividends         -       -      (685)     -       (685)

Net loss                          -       -    (8,988)     -     (8,988)

Balance at December 31, 1996    237      35   (25,135)   (35)   (24,898)

Conversion of redeemable
preferred stock                   -  16,273         -      -     16,273

Merger with Triton Group Ltd   (236) 15,166         -     35     14,965

Issuance of 567,890 shares of
common stock, $0.0001 par value,
issued in connection with
acquisitions, including
361,238 shares held in escrow     -   3,812         -      -     3,812

Preferred stock dividends         -      -       (200)     -      (200)

Net loss                          -      -    (13,149)     -   (13,149)

Balance at December 31, 1997     $1 $35,286  $(38,484)   $ -   $(3,197)

See accompanying notes to consolidated financial statements.
                    Alarmguard Holdings, Inc.

              Consolidated Statements of Cash Flows


                                           Years ended December 31,
                                           1995      1996      1997
                                                (In thousands)
Operating activities:
Net loss                                 $(6,647)  $(8,988)  $(13,149)
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss on refinancing of debt                    -         -        813
Amortization and depreciation              6,786     8,142     11,386
Customer installation costs incurred      (3,445)   (5,812)    (4,098)
Changes in operating assets and
liabilities, net of effects
of acquisitions:
Accounts receivable                         (284)        7       (243)
Inventories                                 (377)     (444)      (998)
Prepaid expenses                              48        94        233
Other current assets                          (8)     (131)       371
Other assets                                (610)     (155)      (285)
Accounts payable                             149       (18)       319
Accrued expenses                            (736)      286       (995)
Deferred revenue                             235       307        294
Other current liabilities                    (36)     (326)       637
Other liabilities                            (76)       54          -
Net cash used in operating activities     (5,001)   (6,984)    (5,715)

Investing activities:
Acquisitions of businesses, net of cash
acquired                                  (2,229)   (1,221)    (6,477)
Increase in restricted cash                    -         -     (1,931)
Purchases of property and equipment         (650)     (402)      (429)
Cash distribution from Mission West            -         -      2,231
Net cash used in investing activities     (2,879)   (1,623)    (6,606)

Financing activities:
Proceeds from issuances of common stock       60        39          -
Proceeds from term loan                    7,400     8,100     48,100
Proceeds from issuance of subordinated
debt                                       2,970     1,981      4,600
Payments of notes payable                    (36)     (170)    (1,243)
Payments of term loan                     (1,357)   (1,907)   (32,036)
Payments of subordinated debt                  -         -     (4,950)
Financing fees paid                            -      (277)    (1,047)
Payments of capital leases                  (397)     (490)      (635)
Net cash provided by financing
activities                                 8,640     7,276     12,789

Increase (decrease) in cash and cash
equivalents                                  760    (1,331)       468
Cash and cash equivalents at beginning
of year                                      801     1,561        230
Cash and cash equivalents at end of year $ 1,561   $   230   $    698


See accompanying notes to consolidated financial statements.
                    Alarmguard Holdings, Inc.

           Notes to Consolidated Financial Statements

                        December 31, 1997



1. Basis of Presentation and Merger

     Alarmguard Holdings, Inc. ("Alarmguard" or the "Company") is the successor-in-interest to Security Systems Holdings, Inc. ("SSH") and Triton Group Ltd. ("Triton"), following the merger ("Merger") of SSH and Triton on April 15, 1997. The Merger was pursuant to an Agreement and Plan of Merger dated December 23, 1996, as amended March 6, 1997 (the "Merger Agreement") by and among SSH and Triton. Alarmguard, through its wholly-owned subsidiaries, sells and installs burglar and fire alarm systems and provides monitoring and security system repair and maintenance services to homeowners and businesses, principally in the Northeast and Mid-Atlantic regions of the United States. Management believes it operates in one industry segment.

      SSH was formed on December 4, 1991 to acquire and manage companies in the security alarm installation and monitoring business. Triton was a diversified holding company whose shares were traded on the American Stock Exchange ("AMEX") prior to the Merger. At the time of the Merger, Triton held approximately $15 million in cash and certain other investments.

      Pursuant to the Merger Agreement and in consideration of the Merger, SSH's preferred and common stockholders received an aggregate of 2,877,321 new shares of common stock of Triton, representing approximately 57% of the common stock outstanding upon consummation of the Merger and a one-for-ten reverse stock split ("Reverse Stock Split") effected in connection with the Merger. Additionally, post-Merger, the combined Company was renamed Alarmguard Holdings, Inc., the common shares of which are listed for trading on the AMEX under the symbol "AGD". As a result of the Merger, Alarmguard's fiscal year end was changed to December 31 and the Board of Directors of the Company was reconstituted to include five representatives from SSH's Board of Directors and two representatives from Triton's Board of Directors.

      The Merger was accounted for as a "reverse acquisition" such that Triton was designated the accounting acquiree and SSH the accounting acquiror. As such, the net assets of Triton (principally cash of approximately $15 million plus certain other investments) were recorded at fair value and the pre-Merger financial statements of SSH became the historical financial statements of Alarmguard. The fair value of the net assets of Triton was recorded as a direct credit to additional paid-in capital. The differences between the par values of Triton's common stock and SSH's common stock was also recorded as an adjustment to additional paid-in capital.

2. Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries (SSH, Alarmguard Inc. and Protective Alarms of Canada, Inc.) which are all wholly-owned. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

     The Company considers financial instruments with original maturities of three months or less from the date of purchase to be cash equivalents.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable

      Accounts receivable consist primarily of amounts due from customers in the Mid-Atlantic and Northeastern United States. Credit is extended based on an evaluation of the customer's financial condition; collateral is not required. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential losses. During the years ended December 31, 1995, 1996 and 1997, the Company recorded a provision for uncollectible accounts of $0.3, $0.7 and $1.3 million, respectively. The Company wrote off $0.3, $0.5 and $0.9 million of accounts receivable as uncollectible during the years ended December 31, 1995, 1996 and 1997, respectively. Additionally, in 1997, the Company increased its provision by $0.3 million through purchase accounting as a result of certain acquisitions consummated during the year.

Inventories

      Inventories consist principally of alarm components and supplies. Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

      Property and equipment is stated at cost. Costs of maintenance and repairs are charged to expense when incurred and costs of improvements are capitalized. Depreciation is computed using the straight-line method based on estimated useful lives of the respective assets.

Customer Installation Costs

      Customer installation costs consist of materials, labor and direct sales commissions incurred in connection with installing and activating new subscriber accounts under the Company's direct marketing and other leasing programs. Amortization is provided on a straight-line basis over the term of the initial monitoring/ equipment lease contract (5 years), adjusted to reflect estimated subscriber attrition. When an installation is identified for disconnection, the remaining net book value of the installation costs are fully written-off and charged to amortization expense.

Intangible Assets

      Intangible assets, recorded at cost, represent the value assigned to acquired customer contracts and covenants not-to-compete. Acquired customer contracts are being amortized over their estimated useful lives (6 to 10 years) using the straight-line method. Covenants not-to-compete are being amortized over the lives (5 years) of the respective agreements using the straight-line method. The cost in excess of fair value of the net assets of companies acquired in purchase business combinations (goodwill) is being amortized using the straight-line method over its estimated useful life (20 years). The Company periodically reviews its intangible assets to assess recoverability. Assets in excess of associated expected cash flows are considered impaired and accordingly, a charge to operating results would be recognized.

Deferred Financing Costs

      Deferred financing costs, included in other assets, consisting primarily of bank and legal fees and are being amortized on a straight-line basis over the term of the underlying debt instrument. In conjunction with the refinancing during 1997 (see Note 10), $813,000 of unamortized deferred financing costs were written off as a loss on refinancing as an extraordinary item.

Derivative Financial Instruments

     The Company enters into interest-rate swap agreements to manage its exposure to the fluctuations of interest rates. Each interest-rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from counterparties is included as an adjustment to accrued interest expense. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

     Gains and losses on termination of interest-rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss.


Revenue Recognition

      Revenue from installations relating to new subscriber accounts generated under the Company's direct marketing program is recognized at the time the installation is completed to the extent that related direct selling costs are charged to expense. Any excess installation revenue is deferred and amortized to income over the initial term of the related noncancelable monitoring/equipment lease contract (5 years), adjusted to reflect estimated subscriber attrition.

      The Company recognizes revenue, together with related costs, from traditional installation contracts and the sale of additional equipment to existing customers when the installation is completed. Recurring fees are generally billed to customers in advance of the period for which the services are to be provided. Deferred revenue is recorded when billed and is recognized ratably over the period the service is performed.

     Monthly recurring revenue ("MRR") is recurring revenue that the Company is entitled to receive under contracts in effect at the end of such period. MRR is a term commonly used in the security alarm industry as a measure of the size of the company. It does not measure profitability or performance, and does not include any allowance for future subscriber attrition or for uncollectible accounts receivable.

Advertising Costs

   Advertising   costs  are  generally  expensed   as   incurred.
   Amounts  charged to expense for advertising were approximately
   $414,000,  $623,000  and  $776,000 in  1995,  1996  and  1997,
   respectively.

Income Taxes

     Income taxes are determined under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes.

Loss Per Share

     In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share," which was adopted in the fourth quarter of 1997. This new rule changes the way earnings per share is calculated and requires restatement of all reported prior period amounts. Under the new requirements, basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. The basic and diluted loss before extraordinary item per share and the basic and diluted net loss per share for the years ended December 31, 1996 and 1997 give effect to the conversion of all common and preferred stock of SSH (the predecessor company) to common stock of the Company, as if the conversion occurred on January 1, 1996. In the diluted calculations, the net shares issuable pursuant to outstanding stock options and warrants have been excluded from the denominator due to their antidilutive effect.


Fair Value of Financial Instruments

      Cash, accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value, due
to the short-term nature of these accounts.    At December 31,
1997, the fair value of the Company's long-term debt approximates its carrying value as the interest rate, taking into account the interest rate swap, approximates the rate the Company would have to pay for similar debt at such date. The fair value of interest rate instruments are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the counterparties. At December 31, 1997, the Company estimates it would have paid approximately $220,000 to terminate the swap agreement.

Stock Based Compensation

      The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value on the date of grant. The Company has elected to continue to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for stock option grants.

New Accounting Pronouncements

     During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 is effective for the first quarter of 1998, while SFAS No. 131 is effective for year end financial reporting in 1998 and on an interim basis thereafter. Both of these pronouncements require additional disclosure and the Company expects no material impact upon adoption.



Reclassifications

      Certain amounts from the prior years have been reclassified to conform with the current year's financial statement presentation.


3. Acquisitions

      During 1995, the Company acquired certain operating assets of seven companies in the security alarm installation and monitoring business for $2.2 million in cash and $534,000 in notes. In the aggregate, the acquisitions added approximately $95,000 of MRR and 3,800 customers. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the respective dates of acquisition. In connection with the acquisitions, the Company received current assets of $67,000, property and equipment of $90,000, customer contracts of $2.5 million, intangibles and other assets of $1.8 million and assumed current liabilities of $1.6 million.

      During 1996, the Company acquired certain operating assets of four companies in the security alarm installation and monitoring business for $1.2 million in cash and $1.2 million in notes. In the aggregate, the acquisitions added approximately $80,000 of MRR and 3,800 customers. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the respective dates of acquisition. In connection with the acquisitions, the Company received current assets of $112,000, customer contracts of $1.9 million, intangibles and other assets of $1.1 million and assumed current liabilities of $651,000.

      On May 1, 1997, Alarmguard purchased all of the issued and outstanding shares of capital stock of Protective Alarms, Inc., ("Protective Alarms"), a company with approximately 9,000 subscribers and MRR of approximately $0.5 million, for a total purchase price of approximately $19.7 million, including $17.1 million paid at closing. As of December 31, 1997, Alarmguard owed $2.6 million of the purchase price to the sellers of Protective Alarms, of which approximately $1.9 million was secured by a cash collateralized letter of credit which was included in the purchase price and is classified as restricted cash in the consolidated balance sheet at December 31, 1997. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Protective Alarms was a security alarm system company doing business primarily in Connecticut and Westchester County, New York, that provided security equipment and monitoring services to homeowners and businesses. In addition, Protective Alarms engaged in national account sales under the name "Pro National". In connection with this acquisition, the Company received current assets of $1.7 million, property and equipment of $208,000, customer contracts of $16.0 million, other intangibles of $5.0 million and assumed current liabilities of $3.2 million.

      During 1997, Alarmguard also acquired certain operating assets of five companies in the security alarm installation and monitoring business for an aggregate of $2.0 million in cash and up to 568,000 shares of Alarmguard common stock (361,000 of which are currently held in escrow pursuant to holdback provisions in the contracts) valued for the purposes of the acquisitions at $3.8 million. The acquisitions added approximately $200,000 of MRR and 3,400 customers. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the respective dates of acquisition. In connection with the acquisitions, Alarmguard received customer contracts of $6.6 million, other assets of $1.0 million and assumed current liabilities of $1.8 million.

      Accrued expenses at December 31, 1997 include $1.3 million of estimated costs expected to be incurred relating to the integration of all of the 1997 acquisitions. The results of operations of the acquired companies have been included in the consolidated statements of operations from the respective dates of acquisition.

      The following unaudited proforma information shows the results of the Company's operations as though the 1995 acquisitions had been made as of January 1, 1995, the 1996 acquisitions had been made as of January 1, 1995 and 1996 and the 1997 acquisitions had been made as of January 1, 1996 and 1997:

                                         Years ended December 31,
                                         1995      1996       1997
                                         (In thousands, except per
                                                share data)

Pro forma revenue                       $23,105   $35,232   $38,065
Pro forma loss before extraordinary
item                                    $(6,612) $(14,497) $(15,145)
Pro forma net loss                      $(6,612) $(14,497) $(15,958)

Pro forma basic and diluted per share:
Loss before extraordinary item                     $(2.59)   $(2.71)
Net loss                                            (2.59)    (2.85)

 Shares used in computations                        5,593     5,593

     The 5,593,000 shares of Common Stock reflect the 1 for 10 reverse stock split at the time of the Merger and 568,000 shares issued in connection with two acquisitions in 1997.

      The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisitions taken place at the beginning of the respective periods or the results that may occur in the future and do not give effect to cost savings which are expected to occur as a result of the consolidation of the acquired companies.

4. Property and Equipment

      Property and equipment consists of the following:

                                      Estimated      December 31,
                                       Useful      1996       1997
                                        Life
                                                   (In thousands)

Leasehold improvements                 5 to 10     $    876   $  1,044
                                     (lease terms)
Furniture, fixtures and equipment      3 to7 years    6,027      6,683
Less accumulated depreciation                        (4,425)    (5,594)
                                                    $ 2,478     $2,133


      Equipment additions of $264,000 and $395,000 were financed through capital leases or notes payable during 1996 and 1997, respectively. The related accumulated depreciation on total financed assets is $1,476,000 and $1,910,000 as of December 31, 1996 and 1997, respectively.


5.  Customer Installation Costs

     During the years ended December 31, 1995, 1996 and 1997, Alarmguard incurred approximately $3.4 million, $5.8 million and $4.1 million, respectively, in customer installation costs primarily attributable to the operations of its direct marketing program. Alarmguard added approximately 5,000, 10,000 and 7,000 customers, respectively, through this program during these periods.

6.  Customer Contracts and Intangibles

      Customer contracts and intangibles (at cost) consist of the following:

                                            December 31,
                                          1996        1997
                                           (in thousands)

  Acquired customer contracts          $27,520      $49,807
  Covenants not to compete               7,271       12,944
  Goodwill                               2,493        2,493
                                        37,284       65,244
  Less accumulated amortization        (15,854)     (22,217)
                                       $21,430      $43,027



7.  Other Investments

      Other investments at December 31, 1997 are comprised of certain assets held by Triton at the time of the Merger, which are in the process of being liquidated (in thousands):

  Ridgewood Hotels, Inc., Series A                     $2,009
  Preferred Stock
  Other                                                   236
                                                       $2,245


      Alarmguard owns 450,000 shares of Series A Preferred Stock of Ridgewood Hotels, Inc. ("Ridgewood") with a face value of $3.6 million. Alarmguard currently receives a 10% quarterly dividend of $90,000 on this investment and the preferred stock is redeemable at any time by Ridgewood at its face value plus accrued dividends. The preferred stock is convertible by Alarmguard at any time into 1,350,000 Ridgewood common shares, which would represent approximately 47% of the Ridgewood common shares then outstanding, or 40% fully diluted. Alarmguard accounts for the Ridgewood investment using the cost method of accounting. Alarmguard management estimates the fair value of this investment to be approximately $2.5 million at December 31, 1997, determined using a discounted cash flow analysis.

      Prior to September 1997, Alarmguard owned approximately
44% of Mission West Properties ("Mission West") , a real estate company listed on the AMEX under the symbol "MSW". On August 5, 1997, the Mission West shareholders approved the sale of 6 million shares of newly issued common stock at $0.15 per share, to a group of private investors, which transaction closed on September 2, 1997, resulting in a decrease in the Company's ownership level to approximately 9%. Additionally, Mission West made a $3.30 per share cash distribution on October 21, 1997. Alarmguard's share of the distribution amounted to approximately $2.2 million. The $0.9 million difference between the carrying amount at that time (approximately $1.3 million) and the distribution amount was recorded as a direct credit to additional paid-in capital as an adjustment of the purchase accounting value established for this investment at the time of the Merger. Prior to the sale of the new shares by Mission West, Alarmguard accounted for this investment using the equity method of accounting. Subsequent to such time, the cost method was adopted.

8. Notes Payable
                                                    December 31,
                                                   1996      1997
                                                    (in thousands)
Various notes, each collateralized by a vehicle
(aggregate net book
    value of approximately $178,000 and $153,000
at December 31, 1996                             $   330   $   293
    and 1997, respectively), with interest rates varying from 5.9% to 12%
    and final payment dates ranging from January
1998 to December 2000

Various notes issued primarily in connection
with acquisitions made in
   1995, 1996 and 1997. The notes bear interest
at rates varying from  5.86% to 10%
per annum with maturities
ranging from January 1997 to February 2004        2,929     2,718

Total notes payable                               3,259     3,011

Less current portion                                696     2,462

Long term portion                                $2,563    $  549


      On March 5, 1997, certain notes with an aggregate principal amount of approximately $1.6 million due in 1997 were extended to March 31, 1998 and were subsequently paid in the first quarter of 1998.

      Maturities of notes payable subsequent to December 31, 1997 are as follows: $2.5 million in 1998, $421,000 in 1999,
$124,000 in 2000  and $4,000 in 2001.

      During the years ended December 31, 1995, 1996 and 1997 the company paid interest aggregating $71,000, $166,000 and $186,000, respectively, in connection with these notes.


9. Subordinated Debt

      On November 17, 1995, the Company entered into an agreement with various existing stockholders at that time and a third party. The agreement called for the sale of 41,254 shares of common stock of SSH at $1.20 a share, and the issuance of $4.9 million of subordinated debt, bearing interest at 8%. The stock and debt were offered in tandem with each share of stock purchased requiring a loan of $120 to the Company. At the closing of the transaction, the purchasers had acquired stock and debt of 24,753 shares and $3 million, respectively, representing 60% of the total amount offered by the Company. On April 16, 1996 and May 1, 1996, the purchasers acquired, in the aggregate, stock and debt of 16,501 shares and $2 million, respectively, representing the remaining 40% of the agreement. The debt is subordinated to certain senior obligations of the Company and was originally payable in four equal installments commencing on September 30, 1996, with final payment to be on June 30, 1997. On March 1, 1996, the principal repayment schedule was renegotiated such that, 75% of the principal balance was due on March 31, 1997, the remaining 25% was due on June 30, 1997 and the interest rate was to increase to 10% on October 1, 1996. On March 5, 1997, the Agreement was further amended such that all principal was to be due on March 31, 1998.

      In connection with the Merger, Alarmguard refinanced the subordinated debt with $4.6 million of newly issued subordinated debt, of which $200,000 is held by certain Executive Officers of the Company, bearing interest at 15%. In addition, Alarmguard issued warrants to purchase 215,939 shares of Alarmguard Common Stock at an exercise price of $11.11 per share. The estimated fair value of these warrants has been accounted for as a discount to the new subordinated debt and is being amortized over the two year life of the underlying debt instrument.

      During the years ended December 31, 1996 and 1997, the Company made interest payments of $310,000 and $716,000, respectively, in connection with this debt. No interest payments were made during 1995.


10. Credit Facility

      On April 15, 1997, concurrent with the Merger, Alarmguard, Inc., (the "Borrower"), a wholly owned subsidiary of the Company, entered into the Second Amended and Restated Term Loan and Acquisition Credit Agreement (the "Credit Facility") which refinanced all the existing senior secured indebtedness of the Borrower. The Credit Facility provides for a two year, $60 million non-amortizing revolving loan which converts to a five year amortizing term loan on April 30, 1999. Borrowings under the Credit Facility are secured by substantially all of the properties and assets of the Borrower including accounts receivable, inventory, leasehold interests, customer contracts and the capital stock of all of the subsidiaries of the Company. Interest on the Credit Facility accrues and is payable monthly in arrears at the option of the Borrower at either prime plus 1 1/2% or LIBOR plus 3% (approximately 8.6875% at December 31, 1997).
On December 31, 1997, outstanding borrowings under the Credit Facility were $46.7 million. During 1997, the Company recognized an extraordinary loss of $813,000 resulting from the write-off of unamortized financing costs from the former credit agreement and subordinated debt.

      The Credit Facility replaced a combined credit facility of approximately $31.4 million, which included a term loan component, an acquisition loan component and a component to fund the Borrower's direct marketing program. Total borrowings under this prior credit facility amounted to $30.6 million at December 31, 1996.

      The Credit Facility contains covenants which, among other matters; i) limit indebtedness, ii) limit capital expenditures,
iii) require the Borrower to satisfy certain financial ratios and, iv) limit the declaration of dividends by the Borrower. As of December 31, 1996, the restricted net assets of the Borrower were $1.1 million. As of December 31, 1997, the Borrower's liabilities exceeded its assets by $10.2 million.

      On January 15, 1997, subject to the execution of a bridge loan with Triton, the Borrower amended its prior credit facility to provide for $1.5 million of additional borrowings. In addition, the principal repayment schedules were adjusted whereby the January and February 1997 principal payments were deferred and were paid in conjunction with the execution of the Credit Facility on April 15, 1997.

      On August 22, 1997, the Borrower entered into an amendment to the Credit Facility which allowed the Borrower to increase its borrowing availability by $2.1 million in anticipation of the Mission West cash distribution of $2.2 million. The amendment terminated upon receipt of the cash distribution from Mission West on October 21, 1997.

      On October 29, 1997, the Borrower entered into a three-year interest rate swap agreement with the Agent of its Credit Facility. The agreement fixed the interest rate on $40.0 million of the Borrower's floating rate debt at a rate of 6.09% plus the applicable interest rate margin of 300 basis points as of December 31, 1997, effectively 9.09%. In February 1998, the margin was reduced to 275 basis points and the cost on such debt was reduced to 8.84%.

      The amounts to be repaid under the Credit Facility for the five years ended December 31 are as follows (in thousands):
                  1998            $ -
                  1999            5,254
                  2000            8,756
                  2001            9,340
                  2002            9,340
                 Thereafter      14,010
                                $46,700

      During the years ended December 31, 1995, 1996 and 1997, the Company paid interest aggregating $2.0 million, $2.4 million and $3.0 million, respectively, in connection with the Credit
Facility and various other credit facilities.

11. Redeemable Preferred Stock

      Prior to April 15, 1997, dividends on the redeemable preferred stock were cumulative, accrued 5% annually (noncompounded) and were payable upon liquidation, redemption or a public offering. Liquidation preferences included the cost of the preferred stock plus accrued but unpaid dividends at the redemption date. As of December 31, 1996, accrued but unpaid dividends aggregated $2.7 million. Such amounts are included in their respective redeemable preferred stock accounts in the consolidated balance sheet at December 31, 1996. In connection with the Merger, the redeemable preferred stock was exchanged for 2,002,685 shares of Common Stock, $0.0001 par value, of the Company.

12. Stockholders' Deficiency

Stock Options: In connection with the Merger, the Company adopted the 1997 Long Term Stock Incentive Plan (the "Option Plan"). The Option Plan provides for the issuance of stock options to directors, officers and other key employees of the Company to purchase the greater of 770,000 shares of common stock or 10% of the total number of shares of common stock of the Company (on a fully diluted basis assuming the conversion of all warrants and other convertible securities). In April 1997, 369,000 options were issued pursuant to the Option Plan.

     A summary of stock option activity for the three years ended
December 31, 1997 is as follows:

                                         Number of      Option
                                                        Price
                                          Shares      Per Share

Outstanding at January 1, 1995               26,498         $.27
Granted in 1995                              23,185          .33
Exercised in 1995                            (3,680)         .27
Outstanding at December 31, 1995
and 1996                                     46,003    .27 - .33
Granted in 1997                             369,000         7.50
Exercised in 1997                             (920)      .27-.33
Outstanding at December 31, 1997            414,083   $.27-$7.50
Exercisable at December 31, 1997             28,337   $.27- $.33
Available for grant at December 31, 1997    401,000

     During 1996, no stock options were either granted or exercised.

     The table below summarizes information about the stock options outstanding as of December 31, 1997:

                                                              Options
                                                            Exercisable
                                    Weighted-   Weighted           Weighted
              Range                 Average     Average    Number  Average
               of      Number       Remaining   Exercise   Exercis Exercise
Description   Exercise Outstanding  Contractual Price      able     Price
              Price                 Life
1995 and
prior options  $.27 -     45,083     7.0 years     $.30    28,337   $.30
               $.33
1997 Options  $7.50      369,000     9.5 years    $7.50        -       -



     The Company has elected to continue to use the intrinsic value based method in accordance with APB No. 25. Accordingly, no compensation cost has been recorded. Had the fair value based method been adopted consistent with the provisions of SFAS 123, the Company's pro forma net loss and pro forma basic and diluted net loss per common share for the year ended December 31, 1997 would have increased by $202,000 and $.04, respectively.

     For the purposes of this pro forma calculation, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.0%; expected life of options of 4 years; an expected stock price volatility of 45.0% and dividend yield of zero.

Warrants to Purchase Common Stock: The Company has various warrants outstanding which enable the warrant holders to purchase common stock of the Company. In December, 1995, the Company issued a warrant to a financial advisor to purchase 50,000 shares of common stock of the Company at $5.00 per share, the quoted market value at the date of the issuance. The warrant expires in December 2000. The Company determined that the value of these warrants at the date of issuance was not material.

      The Company also has 77,303 warrants outstanding which were issued in June 1993. Each warrant enables the holder to purchase 1.84 shares of common stock of the Company at a price of $20.40 (effectively $11.09 per share of common stock). The warrants expire in June 1998.

      In April 1997, the Company issued 215,939 warrants to purchase the same number of shares of common stock of the Company at $11.11 per share. The warrants were issued to certain holders of subordinated debt in connection with the refinancing of the terms of such debt (see Note 9).

Other Equity Items: In connection with the issuance of the subordinated debt (see Note 9) during 1995, the Company issued 24,753 shares of SSH common stock, $1.00 par value, for total proceeds of $30,000. During 1996, in connection with the issuance of the remaining portion of the subordinated debt, the Company issued 16,501 shares of SSH common stock, $1.00 par value, for total proceeds of $20,000. In addition, the purchasers received 25,000 and 16,667 shares of SSH common stock in 1995 and 1996, respectively, (valued at $1.20 a share) as a fee for their participation in the transaction, which amount has been treated as a deferred financing fee. In connection with the Refinancing and Merger, this asset was written off and included in the extraordinary loss (See Note 1).

13. Employee Savings Plan

      The Company established a voluntary 401(k) Savings Plan ("the Plan") effective January 1, 1994. Employees working a minimum of 20 hours per week who are 21 years of age with one year of service are eligible to participate in the Plan. The Company matches 25% of the first 6% of each employee's contributions. Contributions to the Plan are invested in a wide range of traditional 401(k) investment funds, as well as the common stock of the Company, as directed solely by the participants. The Company's contributions to the Plan were approximately $41,000, $55,000 and $90,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

14. Income Taxes

      Net deferred tax assets of approximately $8.6 million and $27.9 million at December 31, 1996 and 1997, respectively, have been offset in full by valuation allowances as the Company has continually generated net losses from its inception and is expected to continue to do so in the near future.

      Differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income taxes are as follows:

                                                    December 31,
                                                   1996      1997
Deferred tax assets (liabilities):
Net operating losses                              $ 7,133   $30,683
Intangible assets                                     880    (4,241)
Property and equipment                                267       853
Other                                                 311       626
                                                    8,591    27,921
Valuation allowances                               (8,591)  (27,921)
Net deferred tax assets                          $      -  $      -


      The Company has net operating loss carryforwards, subject to certain limitations, for federal income tax purposes of approximately $17 million and $73 million at December 31, 1996 and 1997, respectively, which expire from 2006 to 2012. In connection with the Triton Merger, the Company acquired approximately $48 million of net operating losses. Utilization of the net operating losses are subject to a substantial annual limitation due to the ownership change provisions of Internal Revenue Code Section 382. The valuation allowances have been established until it is more likely than not that the deferred tax assets will be realized.

15. Commitments and Contingencies

      In connection with various acquisitions, the Company assumed noncancelable operating leases for the operating facilities of the acquired companies, as well as various operating and capital leases for office and central station equipment and agreements for wholesale monitoring services.


        At December 31, 1997, the minimum annual rental payments under all of these lease agreements (including approximately $300,000 per annum payable to a corporation whose principal stockholder is the Chief Executive Officer of the Company on terms no less favorable than are available from an unaffiliated third party) are as follows:

                                   Capital     Operatin
                                   Leases         g
                                                Leases
                                               (in thousands)

    1998                              $418         $850
    1999                               241          783
    2000                               103          719
    2001                                 -         6616
    2002                                 -          463
    Thereafter                           -          835
                                      $762       $4,266
Less interest portion                   73
Present value of net minimum rentals  $689

      Rent expense was $608,000, $710,000 and $820,000 for the
years ended December 31, 1995, 1996 and 1997, respectively.

      In conjunction with an acquisition, the Company entered into an employment agreement with the former owner. Under the agreement, the employee is entitled to a minimum annual salary of $150,000 for a term of six years expiring September 10, 1998. Additionally, the redeemable common stock issued to the former owner was converted to a promissory note with a face value of
$1.25 million due September 29, 1997.   In March 1997, the due
date of this note was extended to March 1998. The note was repaid in full in February 1998.

      The Company has entered into severance agreements with three key executives which provide for termination benefits under certain circumstances, including a termination without cause or the termination or resignation in connection with a change in control of the Company. The termination benefits include one-year's annual salary, an amount representing the average annual bonus amount paid over the last three years and the continuation of certain health and welfare plan benefits for up to one year. In 1997, the annual salaries of the three executives amounted to $625,000. In addition, on March 10, 1998, the Board of Directors approved a one year severance agreement for four other executives based on certain other conditions. In 1997, the annual salaries of the four executives amounted to $354,000.

     In May 1995, a stockholder of Ridgewood Hotels, Inc. commenced a derivative and class action lawsuit in Delaware Chancery Court against Ridgewood, its directors and Triton (Alarmguard's predecessor) entitled Strassburger v. Early, et al. (C.A. No. 14267). The lawsuit concerns a transaction entered into in August 1994 in which Ridgewood purchased from Triton all of the Ridgewood common stock owned by Triton (which consisted of approximately 75% of Ridgewood's then outstanding common stock) for $8 million in cash and newly issued Ridgewood preferred stock with a face value of $3.6 million. The complaint alleges that such transaction constituted a corporate waste and a breach by Triton of its alleged duties of loyalty and good faith as a majority stockholder to Ridgewood's other stockholders. The complaint seeks a rescission of the transaction and other unspecified monetary relief. The class action lawsuit was dismissed in March 1998. Alarmguard intends to defend vigorously against the remaining lawsuit. It is the opinion of Alarmguard's management that the ultimate resolution of such litigation will not have a material adverse effect on Alarmguard's financial position, results of operations or cash flows.


      The Company experiences routine litigation in the normal course of its business. Management does not believe that any pending or threatened litigation will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

     In the past, Triton, through certain divisions and wholly-owned subsidiaries, owned and operated businesses that conducted operations that included the use, generation and disposal of hazardous waste and hazardous substances. Certain potential environmental liabilities exist associated with these former operations, including potential contamination at, or migrating from, certain properties historically owned or operated by these former divisions and subsidiaries. The Company also has limited contractual indemnification obligations relating to certain of these matters. With respect to these potential environmental liabilities, management believes that most of these liabilities were discharged in Triton's 1993 bankruptcy proceedings or, if a matter were to circumvent the bankruptcy discharge, would be covered by insurance. Historically, these environmental matters have not had a material adverse effect on the Company's financial condition and, although there can be no assurance, management does not expect such matters to have a material adverse effect on the Company's financial condition, results of operations or cash flows in the future.

16. Licensing Agreements

      On August 7, 1995, the Company entered into regional and national licensing agreements ("the SNET Agreements") with Southern New England Telephone ("SNET") for the exclusive right to market security systems and monitoring services utilizing the SNET, Bell Equipment Security Systems and Southern New England Bell ("Bell") tradenames and trademarks. The Company was required to pay a monthly royalty based on a percentage of the total net MRR generated under the SNET and Bell tradenames and trademarks. In addition, annual minimum royalty payments were paid to SNET on a per region basis, as defined, to maintain the exclusivity of the SNET Agreements. In 1995, royalties incurred were insignificant. During 1996, royalties incurred pursuant to these Agreements were approximately $180,000. The Company terminated the SNET regional licensing agreement as of January 31, 1997 and settled all outstanding matters with SNET for $90,000.

17. Subsequent Events

      On February 3, 1998, the Company completed an offering of 40,000 shares of Cumulative Convertible Preferred Stock (Series A Preferred of 35,000 shares and Series B Preferred of 5,000 shares) at $1,000 per share yielding gross proceeds totaling $40 million. The Company issued 700 additional shares of the Series A Preferred in exchange for $.7 million of the Company's subordinated debt. Net proceeds of the offering, after the payment of investment banking fees and legal expenses, amounted to approximately $38.2 million. The Series A Preferred Stock pays quarterly dividends at 5% per annum. Under the terms of the securities, each holder of the Series A and Series B Preferred Stock has the right to convert its shares, at the option of the holder, at any time, into shares of the Company's common stock at the conversion price of $8.25 per share and $7.75 per share, respectively, subject to certain anti-dilution provisions. The holders of the newly issued preferred stock will elect two members to the Company's Board of Directors. Concurrent with the offering, the Company increased its Credit Facility from $60 million to $90 million with an expanded lending group. The net proceeds from the offering and the additional credit facility are intended to finance acquisitions and expand the Company's dealer and direct marketing programs.

      On February 5, 1998, the Company completed the acquisition of Detect, Inc., headquartered in Danbury, Connecticut, for cash consideration of approximately $10.4 million, including a one-year holdback subject to certain revenue guarantees. The acquisition added over 7,200 accounts and MRR of approximately $210,000 to the Company's subscriber base.

      On March 17, 1998, Alarmguard completed the acquisition of Sentry Protective Systems, headquartered in Malden, Massachusetts, with an office in Portland, Maine. Sentry has approximately 26,000 subscribers and MRR of approximately $.6 million. The purchase price for the company was approximately $26.5 million and is subject to certain agreed upon post-closing adjustments based on a subsequent performance review of the acquired subscriber base.
         SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF ALARMGUARD HOLDINGS, INC. (PARENT COMPANY) AND
      SECURITY SYSTEMS HOLDINGS, INC. (PREDECESSOR COMPANY)

                    Condensed Balance Sheets
                         (In Thousands)


                                        Predecessor     Alarmguard
                                         Company        Holdings, Inc.
                                         December 31,   December 31,
                                             1996            1997

Assets
Current assets:
  Cash and cash equivalents                 $ 147       $     ---
  Accounts receivable                       1,348             ---
  Other current assets                        907             100
Total current assets                        2,402             100

Property and equipment, net                   818             110
Customer installation costs, net            6,728             ---
Other investments                             ---           2,245
Other assets (principally investment
in and amounts due from wholly-owned        1,707          67,395
subsidiaries)
Total assets                             $ 11,655        $ 69,850

Liabilities and stockholder's deficiency
Current liabilities:
  Due to affiliate                       $ 11,945         $70,259
  Other current liabilities                 2,009           2,256
Total current liabilities                  13,954          72,515

Subordinated debt                           4,951             ---
Other liabilities                           1,375             532

Redeemable preferred stock, series A        5,994             ---
Redeemable preferred stock, series B       10,279             ---

Stockholders' deficiency:
  Other stockholders' equity                  237          35,287
  Accumulated deficit                     (25,135)        (38,484)
Total stockholders' deficiency            (24,898)         (3,197)
Total liabilities and stockholders'
deficiency                               $ 11,655         $69,850


See accompanying notes to condensed financial information.

         SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF
         ALARMGUARD HOLDINGS, INC. (PARENT COMPANY) AND
      SECURITY SYSTEMS HOLDINGS, INC. (PREDECESSOR COMPANY)

               Condensed Statements of Operations
      For the years ended December 31, 1995, 1996 and 1997



                                               Alarmguard
                                                Holdings,
                         Predecessor            Inc. and
                           Company             Predecessor
                                                 Company
                                                Combined
                                                 Years ended
                 Years ended December 31,     December 31, 1997
                      1995         1996

Revenues              $  1,249     $  3,376             $ -
Cost of sales             (190)      (1,584)              -
Selling, general and    (3,390)      (5,664)           (618)
administrative expense
Amortization and
depreciation expense      (672)      (2,007)            (76)
Interest expense           (85)        (536)           (220)
Other income (expense)     724         (573)            (11)
Share of subsidiaries
loss                    (4,283)      (2,000)        (12,224)
Net loss                (6,647)      (8,998)        (13,149)
Dividend requirement on
preferred stock           (685)        (685)           (200)
Loss applicable to common
shares                 $(7,332)     $(9,673)       $(13,349)



See accompanying notes to condensed financial information.




         SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF
         ALARMGUARD HOLDINGS, INC. (PARENT COMPANY) AND
      SECURITY SYSTEMS HOLDINGS, INC. (PREDECESSOR COMPANY)

               Condensed Statements of Cash Flows
      For the years ended December 31, 1995, 1996 and 1997
                         (In Thousands)


                                              Alarmguard
                                               Holdings,
                         Predecessor           Inc. and
                           Company            Predecessor
                                                Company
                                               Combined
                    Years ended December 31,    Year ended
                                              December 31, 1997
                          1995         1996

Cash used in operating   $(1,259)     $(2,569)        $(415)
activities

Investing activities:
Capital contributed to
subsidiaries                 ---       (1,577)       (1,574)
Acquisition of business,
net of cash acquired        (205)         ---           ---
Purchases of property and
equipment                   (333)        (153)         (132)
Net cash used in investing
activities                  (538)      (1,730)       (1,706)

Financing activities:
Proceeds from sales of
other investments            ---          ---         2,099
Proceeds from issuance of
common stock                  60           39           ---
Proceeds from issuance of
subordinated debt          2,970        1,981           ---
Proceeds from issuance of
notes payable                ---        1,235           ---
Financing fees paid         (230)         (25)          ---
Other financing activities  (177)        (239)         (125)
Net cash provided by
financing activities       2,623        2,991         1,974

Increase (decrease) in
cash anc cash equivalents    826      (1,308)         (147)
Cash and cash equivalents
at beginning of period       629        1,455           147
Cash and cash equivalents
at end of period         $ 1,455     $    147          $---


See accompanying notes to condensed financial information.


          SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF
         ALARMGUARD HOLDINGS, INC. (PARENT COMPANY) AND
      SECURITY SYSTEMS HOLDINGS, INC. (PREDECESSOR COMPANY)

             Notes to Condensed Financial Statements
                        December 31, 1997

NOTE A--BASIS OF PRESENTATION

     Alarmguard Holdings, Inc. (the "Company") is the successor-in-interest to Security Systems Holdings, Inc. (the "Predecessor Company") and Triton Group Ltd ("Triton"), following the merger of SSH and Triton  on April  15, 1997.  The condensed balance sheet as of December  31, 1996  and  the condensed statements of
operations and cash  flows for the years ended December 31, 1995 and
1996 are the historical information of the Predecessor Company.
The condensed  balance sheet  as  of December 31, 1997 is the historical
information  of the  Company.   The  condensed statement of operations
and cash flows for the year ended December 31,1997 are the combined historical information of the Predecessor Company for the period from January 1, 1997 to April 15, 1997 (the date of the Merger), and the Company for the period from April 16, 1997 to December
31, 1997.

     In the parent company only financial statements, the Company's investment in subsidiaries is stated at cost plus its share of the  undistributed  earnings/losses  of  subsidiaries  since  the
respective   dates  of  acquisition.   The  parent-company   only
financial statements should be read in conjunction with the Company's consolidated financial statements.

NOTE B--GUARANTEE OF DEBT

     Alarmguard,  Inc.  has  $30,636,000  and  $46,700,000   of   debt
outstanding  at December 31, 1996 and 1997, respectively.   Under
the terms of the debt agreement, the Company has guaranteed the payment of all principal and interest.