Form 10-Q
period 1998-03-31
ALARMGUARD HOLDINGS INC
filed 1998-05-15
CIK 319250

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 1O-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarter ended March
     31, 1998 or

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

The number of shares of Alarmguard Holdings, Inc.'s common stock, $.0001 par value, outstanding as of April 30, 1998 was 5,593,948.

                 PART I.   FINANCIAL INFORMATION


ITEM 1.   Financial Statements

ALARMGUARD HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands)

                                      March 31           December 31
                                        1998                 1997
                                     (unaudited)
  ASSETS:
  Current assets:
    Cash and cash equivalents          $13,311               $698
    Restricted cash                      2,608              1,931
    Accounts receivable, net             8,442              5,558
    Inventories                          3,817              3,065
    Other current assets                   474                343
  Total current assets                  28,652             11,595

  Property and equipment, net            3,252              2,133
  Customer installation costs, net       9,169              8,868
  Customer contracts and
    intangibles, net                    79,757             43,027
  Other investments                      2,097              2,245
  Other assets                           1,692              1,982
  Total assets                        $124,619            $69,850

ALARMGUARD HOLDINGS, INC.
Condensed Consolidated Balance Sheets (continued)
(In thousands)


                                          March 31           December 31
                                            1998                 1997
                                        (unaudited)

  LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
  Current liabilities:
    Accounts payable                       $2,105               $2,659
    Accrued expenses                        7,994                5,675
    Current portion of notes payable          505                2,462
    Deferred revenue                        9,456                6,231
    Other current liabilities               5,306                4,061
  Total current liabilities                25,366               21,088

  Notes payable, less current portion         696                  549
  Credit facility                          63,500               46,700
  Subordinated debt                         3,756                4,389
  Other liabilities                           325                  321

  Cumulative Convertible Preferred
    Stock, Redeemable at $1,000
    par value:
    Series A, 5% dividends, 35,700
      shares issued and outstanding at
      March 31, 1998                       33,835                    -
    Series B, 5,000 shares issued and
      outstanding at March 31, 1998         4,738                    -

  Stockholders' deficiency:
    Common Stock, $.0001 par value,
      25,000,000 shares authorized,
      5,593,396 shares issued and
      outstanding at March 31, 1998 and
      December 31, 1997                         1                    1
    Additional paid in capital             35,019               35,286
    Accumulated deficit                   (42,617)             (38,484)
  Total stockholders' deficiency           (7,597)              (3,197)
  Total liabilities and stockholders'
    deficiency                           $124,619              $69,850

See accompanying notes to condensed consolidated financial statements.

ALARMGUARD HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)



                                            For The Three Months
                                               Ended March 31
                                          1998               1997

  Revenue                               $10,913             $6,597
  Cost of revenue                         5,008              2,673
  Gross profit                            5,905              3,924

    Selling, general and
      administrative expense              4,440              3,203
    Acquisition integration expense         328                  -
    Amortization and depreciation
      expense                             3,524              2,371
  Total operating expense                 8,292              5,574
  Operating loss                         (2,387)            (1,650)

  Other income (expense):
    Interest expense, net                (1,435)              (844)
    Other, net                               35                  -
  Net loss                               (3,787)            (2,494)

  Dividend requirement on preferred
    stock                                  (346)              (171)

  Loss applicable to common shares      $(4,133)           $(2,665)

  Basic and diluted loss per common
    share                                $(0.74)            $(0.87)

  Weighted average number of basic and
    diluted common shares                 5,593              2,877


See accompanying notes to condensed consolidated financial statements.

ALARMGUARD HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

                                               For The Three Months
                                                 Ended March 31
                                              1998             1997

  Operating activities:
  Net loss                                  $(3,787)         $(2,494)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Amortization and depreciation             3,524            2,371
    Accretion on preferred stock                 73                -
    Customer installation costs
      incurred                               (1,205)          (1,154)
    Changes in operating assets and
      liabilities, net of effects of
      acquisitions                              424              632
  Net cash used in operating activities        (971)            (645)

  Investing activities:
    Acquisition of businesses, net of
      cash acquired                         (36,992)               -
    Increase in restricted cash                (677)               -
    Purchases of property and equipment        (540)             (50)
  Net cash used in investing activities     (38,209)             (50)

  Financing activities:
    Net proceeds from issuance of
      preferred stock                        37,800                -
    Proceeds from term loan                  17,600              800
    Proceeds from bridge loan                     -              500
    Payments of term loan                      (800)               -
    Financing fees paid                        (346)               -
    Payments of other notes payable          (2,341)            (513)
    Payments of capital leases                 (120)               -
  Net cash provided by financing
    activities                               51,793              787

  Increase in cash and cash equivalents      12,613               92
  Cash and cash equivalents at beginning
    of period                                   698              230
  Cash and cash equivalents at end of
    period                                  $13,311             $322

  Cash paid for interest                     $1,222             $855

See accompanying notes to condensed consolidated financial statements.

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

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed consolidated balance sheet as of December 31, 1997 has been derived from the audited consolidated balance sheet as of that date. The unaudited interim financial information of Alarmguard should be read in conjunction with the audited consolidated financial statements of Alarmguard as of and for the year ended December 31, 1997.

2.   Acquisitions

      On February 2, 1998, Alarmguard purchased all of the issued and outstanding shares of capital stock of Detect, Inc.
("Pelletier"), a company located in Danbury, Connecticut, with approximately 7,200 subscribers and Monthly Recurring Revenue ("MRR") of approximately $0.2 million, for a total purchase price of approximately $10.4 million. The total purchase price consisted of $9.5 million paid at closing, the assumption of $0.5 million of notes payable and $0.4 million representing an amount due to the sellers of Pelletier based on certain post closing adjustments. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. In connection with this acquisition, the Company received current assets of $0.6 million, property and equipment of $0.2 million, customer contracts of $10.8 million and other intangibles of $0.4 million and assumed current liabilities of $1.6 million.

      During the first quarter of 1998, Alarmguard also acquired certain operating assets of Security System Inc. ("Sentry"), of Malden, Massachusetts and Protech Security, Inc. of New York for an aggregate of $24.5 million in cash and $3.1 million representing an amount due to the sellers based on certain post closing adjustments. The acquisitions added approximately $0.6 million of MRR and approximately 20,000 customers. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the respective dates of acquisition. In connection with the acquisitions,
Alarmguard received current assets of $1.2 million, customer contracts of $27.4 million, other intangibles of $0.4 million and property and equipment of $0.6 million and assumed current liabilities of $2.0 million.

      Accrued expenses at March 31, 1998 include $2.2 million of estimated costs expected to be incurred as a result of the 1997 and 1998 acquisitions. The results of operations of the acquired companies have been included in the consolidated statements of operations from the respective dates of acquisitions.

      The following unaudited pro forma information shows the results of the Company's operations as though the acquisitions consummated during the first three months of 1998 had been made as of January 1, l998 and January 1, 1997, and the acquisitions consummated during the fiscal year of 1997 had been made as of January 1, 1997 (in thousands, except per share data):

                                      For The Three Months Ended
                                               March 31,
                                        1998             1997

 Pro forma revenue                    $12,798          $11,979
 Pro forma net loss                   $(5,865)         $(6,814)
 Pro forma basic and diluted per
   share:                              $(1.05)          $(1.22)
 Shares used in computations            5,593            5,593

      The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisitions taken place at the beginning of the respective periods or the results that may occur in the future and do not give effect to cost savings which are expected to occur as a result of the consolidation of the acquired companies.

3.   Inventories

      Inventories consist principally of alarm components and supplies which are carried at the lower of cost or market value.

4.   Customer Installation Costs

      During each of the three months ended March 31, 1998 and 1997, Alarmguard incurred approximately $1.2 million of customer installation costs primarily attributable to the operations of its dealer and direct marketing programs. Alarmguard added approximately 2,100 and 2,000 customers, respectively, through its dealer and direct marketing programs during these periods.

5.   Customer Contracts and Intangibles

     Customer contracts and intangibles (at cost) consist of the following (in thousands):

                                  March 31,        December 31,
                                    1998               1997

 Acquired customer contracts      $88,063            $49,807
 Covenants not to compete          13,713             12,944
 Goodwill                           2,493              2,493
                                  104,269             65,244
 Less accumulated amortization    (24,512)           (22,217)
                                  $79,757            $43,027

6.   Other Investments

     Other investments are comprised of certain assets held by Triton at the time of the Merger in April 1997, which are in the process of being liquidated (in thousands).

                                         March 31,   December 31,
                                           1998         1997

 Ridgewood Hotels, Inc. Series A
   Preferred Stock                        $2,009       $2,009
 Other                                        88          236
                                          $2,097       $2,245

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

7.   Long Term Debt

      On February 3, 1998, in connection with the offering of Convertible Preferred Stock (see Note 10), Alarmguard, Inc. (the "Borrower"), a wholly owned subsidiary of the Company, increased the availability under the Third Amended and Restated Term Loan and Acquisition Credit Agreement (the "Credit Facility") from $60 million to $90 million. The Credit Facility provides for interest only advances until January 31, 2000 and amortization thereafter. Borrowings under the Credit Facility are secured by substantially all of the properties and assets of the Borrower including accounts receivable, inventory, leasehold interests, customer contracts and the capital stock of all of the subsidiaries of the Company. Interest on the Credit Facility accrues and is payable at the option of the Borrower at either prime plus 1-1/2% or LIBOR plus 2.75% (approximately 8.7% at March 31, 1998), however the Company has fixed the interest rate on $40.0 million of its outstanding borrowings at 8.84% for three years through an interest rate swap agreement. At March 31, 1998, outstanding borrowings under the Credit Facility were $63.5 million.

8.   Stock Options

     On March 10, 1998, the Board of Directors issued 365,000 additional stock options to the senior management of Alarmguard which vest over a four-year period from the date of grant. The exercise price for all options granted was $10.00 per share, the quoted market value of the common stock on the date of grant.

9.   Commitments and Contingencies

      The Company experiences routine litigation in the normal course of its business. Management does not believe that any pending or threatened litigation will have a material adverse effect on the financial condition or results of operations of the Company.

10.  Sale of Cumulative Convertible Preferred Stock

      On February 3, 1998, the Company completed an offering of 40,000 shares of Cumulative Convertible Preferred Stock (35,000 shares of Series A Preferred and 5,000 shares of Series B Preferred) are redeemable at $1,000 per share, five years from the date of issuance, yielding gross proceeds totaling $40 million. The Company issued 700 additional shares of the Series A Preferred Stock in exchange for $0.7 million of the Company's subordinated debt. Net proceeds of the offering, after the payment of investment banking fees and legal expenses, amounted to approximately $37.8 million. The costs incurred for completing the February 1998 offering are being amortized to the dividend requirement on Preferred Stock over the five-year life of the security with the unamortized balance reflected as a reduction of the Preferred Stock's carrying value.

     The Series A Preferred Stock pays quarterly cash dividends at 5% per annum. Under the terms of the securities, holders of the Series A and Series B Preferred Stock have the right to convert their shares at any time, into 4,972,434 shares of the Company's common stock at the conversion price of $8.25 per share and $7.75 per share, respectively, subject to certain anti-dilution provisions. The holders of the newly issued preferred stock have the right to elect two additional members to the Company's Board of Directors. The net proceeds from the offering and the increased credit facility discussed in Note 7 are intended to finance acquisitions and expand the Company's Dealer and Direct Marketing Programs.

11.  Earnings per Share

     The 1997 calculation of basic and diluted loss per common share excludes the dividend requirement on preferred stock as a result of the conversion of the Preferred Stock and related accrued dividends into Alarmguard Common Stock at the time of the Merger.

     All   dilutive  securities  (stock  options,  warrants   and
convertible preferred stock) have been excluded from the diluted loss per common share calculation as such instruments are antidilutive.

12.  Recent FASB Pronouncements

      In 1998, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company will adopt SFAS No. 131 effective for year end financial reporting in 1998 and expects no material impact upon adoption.




Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

      Certain matters in this section constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of Alarmguard Holdings, Inc. (the "Company" or "Alarmguard") to be materially different from historical results or from any results expressed or implied by such forward looking statements. These factors are discussed under the caption "Risk Factors" in a Registration Statement on Form S-4 (File No. 333-23307) filed with the Securities and Exchange Commission on March 14, 1997.

General Overview

      For an overview of the Company's accounting policies, see the Company's audited consolidated financial statements as of and for the year ended December 31, 1997.

     Alarmguard sells and installs burglar and fire alarm systems and provides security monitoring services and security system repair and maintenance services to homeowners and businesses, principally  in  the Northeast and Mid-Atlantic  regions  of  the
United States. Alarmguard provides its security alarm systems and services primarily under its trademark "Alarmguard". As of March 31, 1998, Alarmguard had approximately $2.9 million of Monthly Recurring Revenue ("MRR") and approximately 92,000 subscribers.

      On April 15, 1997, SSH completed a merger with Triton pursuant to an Agreement and Plan of Merger dated December 23, 1996, as amended March 6, 1997. The combined company was renamed Alarmguard Holdings, Inc., the common shares of which are listed for trading on the American Stock Exchange under the symbol "AGD".

       Alarmguard's objective is to provide residential and commercial security services to an increasing number of subscribers. Alarmguard's growth strategy is to enhance its position in the security alarm monitoring industry in the
Northeastern and Mid-Atlantic United States by increasing the number and density of subscribers for whom it provides services. Alarmguard is pursuing this strategy through a balanced growth plan involving: (1) incorporating acquisitions of portfolios of subscriber accounts in existing and contiguous markets; (2) internal growth through direct marketing to obtain new subscribers (the "Direct Marketing Program"); (3) acquiring credit-approved monitoring contracts from Alarmguard authorized dealers (the "Dealer Program"); (4) growth of Alarmguard's core business through referrals and traditional local marketing; and
(5) acquisition of new multi-locational commercial subscribers from its National Accounts Program. Alarmguard believes that increasing the number and density of its subscribers will help it to achieve economies of scale and enhance results of operations.

      During the three months ended March 31, 1998, Alarmguard acquired three companies in the security alarm installation and monitoring business for an aggregate of $37.5 million in cash, notes payable and amounts due to sellers based on certain post closing adjustments. The acquisitions added approximately $0.8 million of MRR and approximately 27,000 subscribers.

Key Operating Measures

      The Company employs three internal measurements to assess the performance of its operations: Adjusted EBITDA, MRR and Gross
MRR Attrition.

     Adjusted EBITDA. Adjusted EBITDA is derived by adding Dealer and Direct Marketing Program and acquisition integration expenses incurred, net of Dealer and Direct Marketing Program revenues earned, to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). This calculation provides a basis for comparison of Alarmguard's results to those of other security alarm companies that grow through the acquisition of subscriber accounts rather than those that grow both internally and through acquisitions. An amount similar to Adjusted EBITDA is used by lenders in extending credit to Alarmguard. Adjusted EBITDA does not represent cash flows from operations as defined by generally accepted accounting principals and should not be construed as an alternative to net income. Adjusted EBITDA was $1.9 million for the three months ended March 31, 1998 compared to $1.3 million for the three months ended March 31, 1997, a 51% increase.

                                            For The Three Months
                                               Ended March 31
                                            1998           1997
                                              (in thousands)

  EBITDA                                   $1,137          $721
    Less Dealer and Direct Marketing
      Program revenue                        (348)         (353)
    Plus Dealer and Direct Marketing
      Program expense                         784           889
    Plus acquisition integration expense      328             -
  Adjusted EBITDA                          $1,901        $1,257

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

      Gross MRR Attrition. Gross MRR attrition has an adverse effect on the Company's financial position and results of operations, since it affects the Company's recurring revenues. Gross MRR attrition, generally expressed on an annualized basis, can be measured in terms of decreased MRR resulting from canceled subscriber accounts. Gross MRR attrition is defined by the Company for a particular period as a quotient, the numerator of which is equal to gross MRR lost as the result of canceled subscriber accounts during such period and the denominator of which is the average month end MRR during such 12 month period. The following table sets forth the Company's MRR additions, cancellations, and gross MRR attrition for the periods indicated (in thousands):

                                Three Months       Twelve Months
                               Ended March 31,   Ended December 31,
  MRR                               1998               1997

  Beginning of period             $2,087              $1,392
  Dealer and Direct Marketing
    Program additions                 55                 193
  Acquisition additions              777                 586
  Other additions (1)                 47                 134
  Canceled MRR (2)                   (72)               (218)
  End of period                   $2,894              $2,087

  Gross MRR attrition (3)          11.9%               11.8%
____________________

(1) MRR primarily generated through traditional non-investment sales programs.
(2) Includes canceled MRR of subscribers who have moved from homes or businesses in which an existing alarm system has already been installed.
(3)  Calculated on a trailing twelve-month basis.


Results of Operations

Three  Months Ended March 31, 1998 Compared to Three Months Ended
March 31, 1997

     Revenue. Revenues for the three months ended March 31, 1998 were $10.9 million, an increase of $4.3 million, or 65.4%, over the comparable period in 1997. This increase was primarily the result of a 63.2% increase of recurring revenue to $6.8 million from $4.2 million and a 68.8% increase in installation revenue to $3.4 million from $2.0 million. A significant portion of the revenue growth was related to acquisition activity in 1997 and 1998.

     Gross  Profit.       Gross profit increased to $5.9 million,
or 54.1% of total revenue, for the first quarter of 1998 compared to $3.9 million, or 59.5% of total revenue, in the first quarter of 1997. The decrease in gross profit as a percentage of total revenue was primarily the result of several larger commercial installations in the traditional business which had lower gross profit margins than the Company's traditional business as well as lower per-unit revenue for installations through the Direct Marketing Program.

      Selling, General and Administrative. Selling, general and administrative expense for the first quarter of 1998 increased approximately $1.2 million, or 38.6%, over the comparable period in 1997. The increase was primarily the result of the acquisitions as well as increased staffing requirements at the corporate level required to facilitate the Company's growth plan and additional expenses of operating as a public company, costs which were not incurred during the first quarter of 1997. As a percent of total revenue, selling, general and administrative expense for the first quarter of 1998 decreased to 40.7% from 48.6% in the comparable 1997 period, reflecting economies of scale resulting from incremental revenue growth.

      Acquisition Integration Expenses. During the first three months of 1998, the Company incurred $328,000 of costs associated with the integration of acquired subscriber accounts into the Company's system. These costs were not material in the first quarter of 1997. Management expects to continue to incur such costs in the future, principally relating to the acquisition and integration of subscriber account portfolios acquired in the first quarter of 1998 and future acquisitions.

        Amortization and Depreciation. Amortization and depreciation for the first quarter of 1998 increased by approximately $1.2 million, or 48.6%, compared to the same period in 1997. This increase was primarily the result of the acquisition activity in 1997 and 1998.

     Operating Loss. The operating loss for the first quarter of 1998 increased to approximately $2.4 million from $1.7 million in the comparable 1997 period. As a percent of total revenue, the operating loss decreased to 21.9% for the first quarter of 1998 compared to 25.0% for the same period in 1997. This improvement reflects the increased profitability derived from incremental revenues.

     Interest Expense. Interest expense, net of interest income, for the three months ended March 31, 1998 was $1.4 million, compared to $0.8 million in the comparable period in 1997. This increase is primarily the result of an increased outstanding balance under the Company's credit facility in the first quarter of 1998 compared to the first quarter of 1997, reflecting the Company's growth through acquisitions combined with subscriber additions through the Dealer and Direct Marketing Programs.

      Dividend Requirement on Preferred Stock. The dividend requirement on preferred stock during the first quarter of 1998 reflects the 5% per annum dividend on the Cumulative Convertible Preferred Stock issued in February 1998. In the comparable period in the prior year, this amount reflects the dividends accrued on the Redeemable Preferred Stock of the predecessor company that were converted to Common Stock of the Company in connection with the Triton Merger in April 1997. The costs incurred for completing the February 1998 offering are being amortized to the dividend requirement on Preferred Stock over the five-year life of the security with the unamortized balance reflected as a reduction of the Preferred Stock's carrying value.

Liquidity and Capital Resources

     Capital Resources. The Company has financed its operations and growth since May 1992 with a combination of borrowings under credit facilities, issuance of subordinated debentures, sale of common and preferred stock, the 1997 Merger with Triton, and internally generated cash flows. The Company's principal uses of cash have been for the acquisition of subscriber accounts, costs associated with the Dealer and Direct Marketing Programs and interest payments on borrowings under the Credit Facility. A substantial portion of the Company's future operating cash flow will be used to fund the Dealer and Direct Marketing Programs and to service borrowings under the Credit Facility and other company debt. There can be no assurance that the Company will continue to have the ability to meet its borrowing requirements to fund its acquisition strategies and Dealer and Direct Marketing Programs.

     In February 1998, the Company completed an offering of 40,000 shares of Cumulative Convertible Preferred Stock (35,000 shares of Series A and 5,000 shares of Series B) at $1,000 per share yielding gross proceeds totaling $40 million. Concurrently, the Company issued 700 additional shares of the
Series A Preferred Stock in exchange for $0.7 million of the company's subordinated debt. The Series A Preferred Stock pays quarterly dividends at 5% per annum. Under the terms of the securities, holders of the Series A and Series B Preferred Stock have the right to convert their shares at any time, into shares of the Company's Common Stock at the conversion price of $8.25 per share and $7.75 per share, respectively, subject to certain anti-dilution provisions. Concurrent with the offering, the Company increased its credit facility from $60 million to $90 million. The proceeds from the offering and borrowings from the expanded Credit Facility are being used to finance acquisitions and expand the company's Dealer and Direct Marketing Programs.

     As of March 31, 1998, the Company had $13.3 million in cash. This represents the net proceeds from the Preferred Stock offering that were not used to fund first quarter acquisitions and operations. Additionally, the Company had $63.5 million outstanding under its Credit Facility with approximately $1.6 million of availability at the end of the quarter. The Company's ability to borrow under the Credit Facility is limited by certain representations and financial covenants.

      The Credit Facility is a non-amortizing loan which converts to a five-year amortizing term loan on April 30, 2000. Borrowings under the Credit Facility are secured by substantially all of the properties and assets of the Borrower including accounts receivable, inventory, leasehold interests, customer contracts and the capital stock of all of the subsidiaries of the Company.

      Alarmguard  has  subordinated debentures  of  $3.9  million bearing interest at 15%, which are due in April 1999. In connection with the subordinated debt, Alarmguard issued warrants to purchase 215,939 shares of Alarmguard Common Stock at an exercise price of $11.11 per share, the value of which was accounted for as a discount to the subordinated debt and is being amortized over the two year life of the underlying debt instrument. The Company also has a total of $3.8 million due to sellers of previous acquisitions, a portion of which is secured by various notes. A portion of the amounts due to sellers requires the Company to make periodic principal and interest payments.

      The Company intends to continue to use its existing cash balances, cash flows from operations, the liquidation of its other investments and borrowings under the credit facility to finance the addition of subscriber accounts, primarily through acquisitions and the Dealer and Direct Marketing Programs.

     Additionally, the Company, depending on future needs and the cost and availability of various financing alternatives, may from time to time seek additional debt or equity financing in the public or private markets in order to continue to support the growth of subscriber accounts. There can be no assurance that the Company will be able to obtain such capital on acceptable terms or at all.

      If cash flows from operations, combined with borrowings under the credit facility and other borrowings are insufficient to fund the Company's growth strategies, management would curtail the Dealer and Direct Marketing Programs and implement a cost reduction strategy to the extent necessary to satisfy its obligations.

     Liquidity. During the first three months of 1998 and 1997, the Company's net cash used in operating activities was approximately $1.0 million and $0.6 million, respectively. The increase was primarily the result of the increased interest costs and acquisition integration expenses, partially offset by improved operating margins due to incremental revenue growth and resulting economies of scale.

      For the first quarter of 1998 and 1997, the Company's net cash used in investing activities was approximately $38.2 million and $50,000, respectively. This significant increase reflects the acquisitions in the first quarter of 1998.

      Net cash provided by financing activities was approximately $51.8 million in the first quarter of 1998 as compared to $0.8 million in the year ago period. The increase reflects the cash generated from the Preferred Stock offering and increased borrowings under the credit facility discussed above.

      The Company incurred net losses of approximately $3.8 million and $2.5 million for the first quarter of 1998 and 1997, respectively. The Company expects to incur losses for the foreseeable future, the result of its continuing growth strategy.

      Recent FASB Pronouncements. In 1998, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company will adopt SFAS No. 131 effective for year end financial reporting in 1998 and expects no material impact upon adoption.

      The Company continues to review "Year 2000" issues. Based on its review to date, it does not anticipate incurring any significant costs associated with this issue.

                     PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are filed with this quarterly report on Form l0-Q:

Exhibits
Number    Exhibit

27        Financial data schedule


(b)  Reports on Form 8-K

     The Company filed a current report on Form 8-K dated April 1, 1998, in which the Company reported under Item 2. Acquisition or Disposition of Assets, the acquisition of certain assets of Security Systems, Inc. (dba "Sentry") completed on March 17, 1998.




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALARMGUARD HOLDINGS, INC.



DATE:     May 15, 1998                     By: /s/ David Heidecorn
                                           -------------------------
                                                David Heidecorn
                                                Principal Financial Officer