Form 10-Q
period 1998-06-30
ALARMGUARD HOLDINGS INC
filed 1998-08-11
CIK 319250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 1O-Q



     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1998 or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                          Commission File Number 1-8138


                            Alarmguard Holdings, Inc.

           Incorporated In Delaware IRS Identification No: 33-0318116

Principal Executive Offices:            Telephone (203) 795-9000
         125 Frontage Road
         Orange, CT 06477


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     The number of shares of Alarmguard Holdings, Inc.'s common stock, $.0001 par value, outstanding as of August 10, 1998 was 5,593,948.

                                            PART I. FINANCIAL INFORMATION


Item 1.           Financial Statements

ALARMGUARD HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands)

                                             June 30              December 31
                                               1998                   1997
                                        -----------------  ---------------------
                                           (unaudited)
  ASSETS:
  Current assets:
    Cash and cash equivalents                 $8,844                   $698
    Restricted cash                            2,608                  1,931
    Accounts receivable, net                   6,839                  5,558
    Inventories                                4,273                  3,065
    Other current assets                         351                    343
                                        -----------------  ---------------------
  Total current assets                        22,915                 11,595

  Property and equipment, net                  3,578                  2,133
  Customer installation costs, net            10,115                  8,868
  Customer contracts and intangibles, net     79,406                 43,027
  Other investments                            2,097                  2,245
  Other assets                                 1,730                  1,982
                                        -----------------  ---------------------
  Total assets                              $119,841                $69,850
                                        =================  =====================

ALARMGUARD HOLDINGS, INC.
Condensed Consolidated Balance Sheets (continued)
(In thousands)

                                                                          June 30              December 31
                                                                            1998                   1997
                                                                 ---------------------  ---------------------
                                                                       (unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
 Current liabilities:
   Accounts payable                                                        $2,457                 $2,659
   Accrued expenses                                                         7,173                  5,675
   Current portion of notes payable                                           505                  2,462
   Deferred revenue                                                         8,901                  6,231
   Other current liabilities                                                5,496                  4,061
                                                                 ---------------------  ---------------------

 Total current liabilities                                                 24,532                 21,088

 Notes payable, less current portion                                          380                    549
 Credit facility                                                           64,700                 46,700
 Subordinated debt                                                          3,900                  4,389
 Other liabilities                                                            231                    321

 Cumulative Convertible Preferred Stock,
       $1,000 par value:
   Series A, 5% dividends, 35,700 shares issued and outstanding
       at June 30, 1998                                                    33,931                      -
   Series B, 5,000 shares issued and outstanding at June 30,
       1998                                                                 4,752                      -

 Stockholders' deficiency:
   Common Stock, $.0001 par value, 25,000,000 shares
       authorized, 5,593,948 and 5,593,396 shares issued and
       outstanding at June 30, 1998 and December 31, 1997,
       respectively                                                             1                      1
   Additional paid in capital                                              35,021                 35,286
   Accumulated deficit                                                    (47,607)               (38,484)
                                                                 ---------------------  ---------------------
        Total stockholders' deficiency                                    (12,585)                (3,197)
                                                                 ---------------------  ---------------------
        Total liabilities and stockholders' deficiency                    119,841                $69,850
                                                                 =====================  =====================

         See accompanying notes to condensed consolidated financial statements.

ALARMGUARD HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)


                                                              Three Months                        Six Months
                                                             Ended June 30                       Ended June 30
                                                   ----------------------------------- -----------------------------------
                                                           1998               1997              1998               1997
                                                   ----------------   ---------------- ------------------  ---------------
Revenue                                                  $13,125             $8,387          $24,038            $14,984
Cost of revenue                                            5,764              3,568           10,772              6,241
                                                   ----------------   ---------------- ------------------  ---------------
Gross profit                                               7,361              4,819           13,266              8,743

  Sales and marketing expense                              1,511              1,179            2,779              2,195
  General and administrative expense                       3,824              2,817            6,996              5,004
  Acquisition integration expense                            379                  -              707                  -
  Amortization and depreciation expense                    4,533              3,093            8,057              5,464
                                                   ----------------   ---------------- ------------------  ---------------
 Total operating expense                                   10,247              7,089           18,539             12,663
                                                   ----------------   ---------------- ------------------  ---------------
Operating loss                                            (2,886)            (2,270)          (5,273)            (3,920)

Other income (expense):
  Interest expense, net                                   (1,665)            (1,151)          (3,100)            (1,995)
  Other, net                                                 116                (12)             151                (12)
                                                   ----------------   ---------------- ------------------  ---------------
Net loss before extraordinary item                        (4,435)            (3,433)          (8,222)            (5,927)

Extraordinary loss from early extinguishment of
   debt                                                        -               (813)               -               (813)
                                                   ----------------   ---------------- ------------------  ---------------
Net loss                                                  (4,435)            (4,246)          (8,222)            (6,740)

Dividend requirement on preferred stock                     (555)               (29)            (901)              (200)
                                                   ----------------   ---------------- ------------------  ---------------
Loss applicable to common shares                         $(4,990)           $(4,275)         $(9,123)           $(6,940)
                                                   ================   ================ ==================  ===============

Basic and diluted loss per common share:
  Net loss before extraordinary item                     $(0.79)            $(0.71)          $(1.47)            $(1.55)
  Extraordinary loss                                       -                 (0.17)            -                 (0.21)
                                                   ----------------   ---------------- ------------------  ---------------
  Net loss                                                (0.79)             (0.88)           (1.47)             (1.76)
  Loss from dividend requirement                          (0.10)             (0.01)           (0.16)             (0.05)
                                                   ----------------   ---------------- ------------------  ---------------
    Net loss per common share                            $(0.89)            $(0.89)          $(1.63)            $(1.81)
                                                   ================   ================ ==================  ===============


Weighted average number of basic and diluted
   common shares                                           5,594              4,802            5,594              3,840
                                                   ================   ================ ==================  ===============

         See accompanying notes to condensed consolidated financial statements.

ALARMGUARD HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

                                                                         Six Months Ended June 30
                                                                  -------------------------------------
                                                                         1998                1997
                                                                  -------------------------------------
 Operating activities:

 Net loss                                                              $(8,222)           $(6,740)
 Adjustments to reconcile net loss to net cash used in
     operating activities:
     Amortization and depreciation                                       8,057              5,464
     Amortization of sub debt warrants                                     211
     Customer installation costs incurred                               (2,965)            (2,209)
     Changes in operating assets and liabilities, net of
       effects of acquisitions                                             724                863
                                                                 -----------------  ------------------
 Net cash used in operating activities                                  (2,195)            (2,622)

 Investing activities:
   Acquisition of businesses, net of cash acquired                     (39,647)            (4,645)
   Increase in restricted cash                                            (677)            (1,931)
   Purchases of property and equipment                                  (1,105)              (149)
                                                                 -----------------  ------------------
 Net cash used in investing activities                                 (41,429)            (6,725)

 Financing activities:
   Net proceeds from issuance of preferred stock                        37,800                  -
   Proceeds from term loan                                              18,800             44,200
   Proceeds from issuance of subordinated debt                               -              4,300
   Payments of term loan                                                  (800)           (31,836)
   Payments of subordinated debt                                             -             (4,951)
   Payment of cash dividend on preferred stock                            (718)                 -
   Financing fees paid                                                    (439)            (1,040)
   Payments of other notes payable and capital leases                   (2,873)            (1,139)
                                                                 -----------------  ------------------
 Net cash provided by financing activities                              51,770              9,534

 Increase in cash and cash equivalents                                   8,146                187
 Cash and cash equivalents at beginning of period                          698                230
                                                                 -----------------  ------------------
 Cash and cash equivalents at end of period                             $8,844               $417
                                                                 =================  ==================

 Cash paid for interest                                                 $3,049             $1,952
                                                                 =================  ==================

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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed consolidated balance sheet as of December 31, 1997 has been derived from the audited consolidated balance sheet as of that date. The unaudited interim financial information of Alarmguard should be read in conjunction with the audited consolidated financial statements of Alarmguard as of and for the year ended December 31, 1997 included in the Company's Form 10-K for the year then ended.

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

     During the first six months of 1998, Alarmguard also acquired certain operating assets of Security Systems, Inc. ("Sentry"), of Malden, Massachusetts and four additional companies in the security alarm installation and monitoring business for an aggregate of $25.8 million in cash and $3.3 million representing an amount due to the sellers based on certain post closing adjustments. The acquisitions added approximately $0.6 million of MRR and approximately 22,000 customers. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the respective dates of acquisition. In connection with the acquisitions, Alarmguard received current assets of $1.3 million, customer contracts of $28.8 million, other intangibles of $0.5 million, and property and equipment of $0.6 million and assumed current liabilities of $2.1 million.

     The following unaudited pro forma information shows the results of the Company's operations as though the acquisitions consummated during the first six months of 1998 had been made as of January 1, l998 and January 1, 1997, and the acquisitions consummated during the fiscal year of 1997 had been made as of January 1, 1997 (in thousands, except per share data):


                                                                    For The Six Months Ended June 30,
                                                                  ---------------------------------------
                                                                        1998                  1997
                                                                  ------------------     ----------------
        Pro forma revenue                                                $26,168             $24,739
                                                                  ==================     ================

        Pro forma loss before extraordinary item                        $(10,448)           $(14,747)
                                                                  ==================     ================
        Pro forma net loss                                              $(10,448)           $(15,560)
                                                                  ==================     ================
        Pro forma basic and diluted net loss per share before
            extraordinary item                                           $(1.87)             $(2.64)
                                                                  ==================     ================
        Pro forma basic and diluted net loss per share                   $(1.87)             $(2.78)
                                                                  ==================     ================
        Shares used in computations                                        5,594               5,594
                                                                  ==================     ================

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

4.       Customer Installation Costs

     During the six months ended June 30, 1998 and 1997, Alarmguard incurred approximately $3.0 million and $2.2 million, respectively, of customer installation costs primarily attributable to the operations of its dealer and direct marketing programs. Alarmguard added approximately 5,500 and 3,200 customers, respectively, through its dealer and direct marketing programs during these periods.

5.       Customer Contracts and Intangibles

     Customer contracts and intangibles (at cost) consist of the following (in thousands):

                                 June 30, 1998             December 31, 1997

                              --------------------    -------------------------
 Acquired customer contracts       $91,071                       $49,807
 Covenants not to compete           13,754                        12,944
 Goodwill                            2,493                         2,493
                              --------------------    -------------------------
                                   107,318                        65,244
 Less accumulated amortization     (27,912)                      (22,217)
                              --------------------    -------------------------
                                   $79,406                       $43,027
                              ====================    =========================

6.       Other Investments
     Other investments are comprised of certain assets held by Triton at the time of the Merger in April 1997, which are in the process of being liquidated (in thousands).


                                      June 30, 1998         December 31, 1997
                                  -------------------     ---------------------
 Ridgewood Hotels, Inc. Series A
    Preferred Stock                    $2,009                      $2,009
 Other                                     88                         236
                                  -------------------     ----------------------
                                       $2,097                      $2,245
                                  ===================     ======================

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

7.       Long Term Debt

     On February 3, 1998, in connection with the offering of Convertible Preferred Stock (see Note 10), Alarmguard, Inc. (the "Borrower"), a wholly owned subsidiary of the Company, increased the availability under the Third Amended and Restated Term Loan and Acquisition Credit Agreement (the "Credit Facility") from $60 million to $90 million. The Credit Facility provides for interest only advances until January 31, 2000 and amortization thereafter. Borrowings under the Credit Facility are secured by substantially all of the properties and assets of the Borrower including accounts receivable, inventory, leasehold interests, customer contracts and the capital stock of all of the subsidiaries of the Company. Interest on the Credit Facility accrues and is payable at the option of the Borrower at either prime plus 1-1/2% or LIBOR plus 2.75% (approximately 8.66% at June 30, 1998). The Company has fixed the interest rate on $40.0 million of its outstanding borrowings at 8.84% for three years through an interest rate swap agreement. At June 30, 1998, outstanding borrowings under the Credit Facility were $64.7 million.

     On July 31, 1998, the Company repaid $3.9 million of subordinated debt through a new $3.9 million term loan which was provided by certain banks under the Credit Facility. The new term loan has no impact on availability under the Credit Facility. The term loan accrues interest at 30 day LIBOR plus 4.10% (which represented approximately 9.75% on July 31, 1998) and is due and payable on January 31, 2005. The subordinated debt was issued in April 1997, bore interest at 15% and was due in April 1999.
8.       Stock Options

     On March 10, 1998, the Board of Directors issued 365,000 additional stock options to the senior management of Alarmguard which vest over a four-year period from the date of grant. The exercise price for all options granted was $10.00 per share, the quoted market value of the common stock on the date of grant. On July 1, 1998, the Company issued 70,000 stock options to the Directors of the Company pursuant to the Directors Stock Option Plan. These options vest over a three-year period and have an exercise price of $9.625 per share, the quoted market value of the common stock on the date of grant.

9.       Commitments and Contingencies

     The Company experiences routine litigation in the normal course of its business. Management does not believe that any pending or threatened litigation will have a material adverse effect on the financial condition or results of operations of the Company.

10.      Sale of Cumulative Convertible Preferred Stock

     On February 3, 1998, the Company completed an offering of 40,000 shares of Cumulative Convertible Preferred Stock (35,000 shares of Series A Preferred and 5,000 shares of Series B Preferred) which are redeemable at $1,000 per share five years from the date of issuance yielding gross proceeds totaling $40 million. The Company issued 700 additional shares of the Series A Preferred Stock in exchange for $0.7 million of the Company's subordinated debt. Net proceeds of the offering, after the payment of investment banking fees and legal expenses, amounted to approximately $37.8 million. The costs incurred for completing the February 1998 offering are being amortized to the dividend requirement on Preferred Stock over the five-year life of the security with the unamortized balance reflected as a reduction of the Preferred Stock's carrying value.

     The Series A Preferred Stock pays quarterly cash dividends at 5% per annum. Under the terms of the securities, holders of the Series A and Series B Preferred Stock have the right to convert their shares at any time, into 4,972,434 shares of the Company's common stock at the conversion price of $8.25 per share and $7.75 per share, respectively, subject to certain anti-dilution provisions. The holders of the newly issued preferred stock have elected two additional members to the Company's Board of Directors. The net proceeds from the offering and the increased credit facility discussed in Note 7 are intended to finance acquisitions and expand the Company's Dealer and Direct Marketing Programs.

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

 12. Recent FASB Pronouncements

     In 1998, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company will adopt SFAS No. 131 effective for year-end financial reporting in 1998 and expects no material impact upon adoption.

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain matters in this section constitute "forward-looking statements "within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of Alarmguard Holdings, Inc. (the "Company" or "Alarmguard") to be materially different from historical results or from any results expressed or implied by such forward looking statements. These factors are discussed under the caption "Risk Factors" in a Registration Statement on Form S-4 (File No. 333-23307) filed with the Securities and Exchange Commission on March 14, 1997.

General Overview

     Alarmguard sells and installs burglar and fire alarm systems and provides security monitoring services and security system repair and maintenance services to homeowners and businesses, principally in the Northeast and Mid-Atlantic regions of the United States. Alarmguard provides its security alarm systems and services primarily under its trademark "Alarmguard". As of June 30, 1998, Alarmguard had approximately $3.0 million of Monthly Recurring Revenue ("MRR") and approximately 95,000 subscribers.

     Alarmguard's objective is to provide residential and commercial security services to an increasing number of subscribers. Alarmguard's growth strategy is to enhance its position in the security alarm monitoring industry in the Northeastern and Mid-Atlantic United States by increasing the number and density of subscribers for whom it provides services. Alarmguard is pursuing this strategy through a balanced growth plan involving: (1) incorporating acquisitions of portfolios of subscriber accounts in existing and contiguous markets; (2) internal growth through direct marketing to obtain new subscribers (the "Direct Marketing Program"); (3) acquiring credit-approved monitoring contracts from Alarmguard authorized dealers (the "Dealer Program"); (4) growth of Alarmguard's core business through referrals and traditional local marketing; and (5) addition of new commercial subscribers through its National Accounts Program. Alarmguard believes that increasing the number and density of its subscribers will help it to achieve economies of scale and enhance results of operations.

     During the six months ended June 30, 1998, Alarmguard acquired six companies in the security alarm installation and monitoring business for an aggregate of $39.0 million in cash, notes payable and amounts due to sellers based on certain post closing adjustments. The acquisitions added approximately $0.8 million of MRR and approximately 29,000 subscribers.

Key Operating Measures

     The Company employs three internal measurements to assess the performance of its operations: Adjusted EBITDA, MRR and Gross MRR Attrition.

     Adjusted EBITDA. Adjusted EBITDA is derived by adding Dealer and Direct Marketing Program costs and acquisition integration expenses incurred, net of Dealer and Direct Marketing Program revenues earned, to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). This calculation provides a basis for comparison of Alarmguard's results to those of other security alarm companies that grow only through the acquisition of subscriber accounts. An amount similar to Adjusted EBITDA is used by lenders in extending credit to Alarmguard. Adjusted EBITDA does not represent cash flows from operations as defined by generally accepted accounting principles and should not be construed as an alternative to net income. Adjusted EBITDA for the three months ended June 30, 1998 increased to $2.5 million from $1.4 million for the comparable 1997 period, a 74.8% increase. For the six months ended June 30, 1998, Adjusted EBITDA was $4.4 million compared to $2.7 million in the prior year.


                                                     For the Three Months        For the Six Months
                                                         Ended June 30              Ended June 30
                                                     --------------------       -------------------
                                                     1998            1997        1998          1997
                                                     --------------------       -------------------
                                                                      (in thousands)
     EBITDA                                             $1,647      $823        $2,784       $1,544
       Less Dealer and Direct Marketing
          Program revenue                                 (431)     (316)         (779)        (669)
       Plus Dealer and Direct Marketing
          Program expense                                  917       930         1,701        1,819
       Plus acquisition integration expense                379         -           707            -
                                                   ---------------------        -------------------
       Adjusted EBITDA                                  $2,512    $1,437        $4,413       $2,694
                                                   =====================        ===================


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


                                              Six Months         Twelve Month
  MRR                                       Ended June 30,    Ended December 31,
                                                 1998               1997
                                         ----------------     ------------------
                                         ----------------     ------------------
  Beginning of period                          $2,087             $1,392
  Dealer and Direct Marketing Program
     additions                                    153                193
  Acquisition additions                           817                586
  Other additions (1)                             110                134
  Canceled MRR (2)                               (162)              (218)
                                     -------------------       -----------------
  End of period                                $3,005             $2,087
                                     ===================       =================
  Gross MRR attrition (3)                       11.7%              11.8%
                                     ===================       =================
__________

(1) MRR primarily generated through traditional non-investment sales programs.
(2) Includes canceled MRR of subscribers who have moved from homes or businesses in which an existing alarm system has already been installed.
 (3)    Calculated on a trailing twelve-month basis.


Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Revenue. Revenues for the three months ended June 30, 1998 were $13.1 million, an increase of $4.7 million, or 56.5%, over the comparable period in 1997. This increase was primarily the result of a 66.1% increase of recurring revenue to $8.6 million from $5.2 million and a 39.8% increase in installation revenue to $3.7 million from $2.6 million. A significant portion of the revenue growth was related to acquisition activity in 1997 and 1998.

     Gross Profit. Gross profit increased to $7.4 million, or 56.1% of total revenue, for the quarter ended June 30, 1998 compared to $4.8 million, or 57.5% of total revenue, in the comparable 1997 period. The decrease in gross profit as a percentage of total revenue was primarily the result of lower margin installations in the current quarter.

     Sales and Marketing. Sales and marketing expense for the three months ended June 30, 1998 increased approximately $0.3 million or 28.2% over the comparable period in 1997. As a percent of total revenue, sales and marketing expense for the three months ended June 30, 1998 decreased to 11.5% from 14.1% in the comparable 1997 period, reflecting economies of scale resulting from incremental revenue growth.
     General and Administrative. General and administrative expense for the quarter ended June 30, 1998 increased approximately $1.0 million, or 35.7%, over the comparable period in 1997. The increase was primarily the result of the acquisitions as well as increased staffing requirements at the corporate level required to facilitate the Company's growth plan. As a percent of total revenue, general and administrative expense for the three months ended June 30, 1998 decreased to 29.1% from 33.6% in the comparable 1997 period, again reflecting economies of scale resulting from incremental revenue growth.

     Acquisition Integration Expenses. During the three months ended June 30, 1998, the Company incurred $0.4 million of costs associated with the integration of acquired subscriber accounts into the Company's system. These costs were not material in the comparable period of 1997. Management expects to continue to incur such costs in the future, principally relating to the acquisition and integration of subscriber account portfolios acquired in the first six months of 1998 and future acquisitions.

     Amortization and Depreciation. Amortization and depreciation for the quarter ended June 30, 1998 increased by approximately $1.4 million, or 46.6%, compared to the same period in 1997. This increase was primarily the result of the acquisition activity in 1997 and 1998.

     Operating Loss. The operating loss for the three months ended June 30, 1998 increased to $2.9 million from $2.3 million in the comparable 1997 period. As a percent of total revenue, the operating loss for the quarter decreased to 22.0% in 1998 compared to 27.1% for the same period in 1997, reflecting economies of scale as discussed above.

     Interest Expense. Interest expense, net of interest income, for the quarter ended June 30, 1998 was $1.7 million, compared to $1.2 million in the comparable period in 1997. This increase is primarily the result of an increased outstanding balance under the Company's credit facility in 1998 compared to the comparable period of 1997, reflecting the Company's growth through acquisitions combined with subscriber additions through the Dealer and Direct Marketing Programs.

     Dividend Requirement on Preferred Stock. The dividend requirement on preferred stock during the quarter ended June 30, 1998 reflects the 5% per annum cash dividend on the Cumulative Convertible Preferred Stock issued in February 1998. The costs incurred for completing the February 1998 offering, approximately $2.2 million, are being amortized to the dividend requirement on Preferred Stock over the five-year life of the security with the unamortized balance reflected as a reduction of the Preferred Stock's carrying value. In the comparable period in the prior year, this amount reflects the dividends accrued on the Redeemable Preferred Stock of the predecessor company that were converted to Common Stock of the Company in connection with the Triton Merger in April 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Revenue. Revenues for the six months ended June 30, 1998 were $24.0 million, an increase of $9.1 million, or 60.4%, over the comparable period in 1997. This increase was primarily the result of a 64.9% increase of recurring revenue to $15.4 million from $9.4 million and a 52.5% increase in installation revenue to $7.1 million from $4.7 million. A significant portion of the revenue growth was related to acquisition activity in 1997 and 1998.

     Gross Profit. Gross profit increased to $13.3 million, or 55.2% of total revenue, for the six months ended June 30, 1998 compared to $8.7 million, or 58.3% of total revenue, in the comparable 1997 period. The decrease in gross profit as a percentage of total revenue was primarily the result of lower margin installations in the current period.

     Sales and Marketing. Sales and marketing expense for the six months ended June 30, 1998 was $2.8 million compared to $2.2 million for the comparable 1997 period. As a percent of total revenue, sales and marketing expense for the six-month period decreased to 11.6% from 14.6% in the prior year, reflecting economies of scale from increased revenues.

     General and Administrative. General and administrative expense for the six months ended June 30, 1998 increased approximately $2.0 million, or 39.8%, over the comparable period in 1997. As a percent of total revenue, general and administrative expense for the six-month period decreased to 29.1% from 33.4% in the comparable 1997 period, reflecting economies of scale resulting from incremental revenue growth.

     Acquisition Integration Expenses. During the six months ended June 30, 1998, the Company incurred $0.7 million of costs associated with the integration of acquired subscriber accounts into the Company's system. These costs were not material in 1997.

     Amortization and Depreciation. Amortization and depreciation for the six months ended June 30, 1998 increased by approximately $2.6 million, or 47.5%, compared to the same period in 1997. The increase was primarily the result of the acquisition activity in 1997 and 1998.

     Operating Loss. The operating loss for the six months ended June 30, 1998 increased to $5.3 million from $3.9 million in the comparable 1997 period. As a percent of total revenue, the operating loss for the quarter decreased to 21.9% in the current year compared to 26.2% for the same period in 1997. This improvement again reflects the increased profitability derived from incremental revenues.

     Interest Expense. Interest expense, net of interest income, for the six months ended June 30, 1998 was $3.1 million, compared to $2.0 million in the comparable period in 1997. This increase is primarily the result of an increased outstanding balance under the Company's credit facility in 1998 compared to 1997, reflecting the Company's growth through acquisitions combined with subscriber additions through the Dealer and Direct Marketing Programs.

     Dividend Requirement on Preferred Stock. The dividend requirement on preferred stock during the six months ended June 30, 1998 reflects the 5% per annum cash dividend on the Cumulative Convertible Preferred Stock issued in February 1998. The costs incurred for completing the February 1998 offering are being amortized to the dividend requirement on Preferred Stock over the five-year life of the security with the unamortized balance reflected as a reduction of the Preferred Stock's carrying value. In the comparable period in the prior year, this amount reflects the dividends accrued on the Redeemable Preferred Stock of the predecessor company that were converted to Common Stock of the Company in connection with the Triton Merger in April 1997.

Liquidity and Capital Resources

     Capital Resources. The Company has financed its operations and growth since May 1992 with a combination of borrowings under credit facilities, issuance of subordinated debentures, sale of common and preferred stock, the 1997 Merger with Triton, and internally generated cash flows. The Company's principal uses of cash have been the acquisition of subscriber accounts, costs associated with the Dealer and Direct Marketing Programs and interest payments on borrowings under the Credit Facility. A substantial portion of the Company's future operating cash flow will be used to fund the acquisition of subscriber accounts, the Dealer and Direct Marketing Programs and to service borrowings under the Credit Facility and other Company debt. There can be no assurance that the Company will continue to have the ability to meet its borrowing requirements and to fund its acquisition strategies and Dealer and Direct Marketing Programs.

     In February 1998, the Company completed an offering of 40,000 shares of Cumulative Convertible Preferred Stock (35,000 shares of Series A and 5,000 shares of Series B) at $1,000 per share yielding gross proceeds totaling $40 million. Concurrently, the Company issued 700 additional shares of the Series A Preferred Stock in exchange for $0.7 million of the company's subordinated debt. The Series A Preferred Stock pays quarterly dividends at 5% per annum. Under the terms of the securities, holders of the Series A and Series B Preferred Stock have the right to convert their shares, at any time, into shares of the Company's Common Stock at the conversion price of $8.25 per share and $7.75 per share, respectively, subject to certain anti-dilution provisions. Concurrent with the offering, the Company increased its credit facility from $60 million to $90 million. The proceeds from the offering and borrowings from the expanded Credit Facility are being used to finance acquisitions and expand the company's Dealer and Direct Marketing Programs.

     As of June 30, 1998, the Company had $8.8 million in unrestricted cash. Additionally, the Company had $64.7 million outstanding under its Credit Facility with approximately $2.5 million of availability at the end of the quarter. The Company's ability to borrow under the Credit Facility is limited by certain representations and financial covenants.

     The Credit Facility is a non-amortizing loan which converts to a 5 five-year amortizing term loan on April 30, 2000. Borrowings under the Credit Facility are secured by substantially all of the properties and assets of the Borrower including accounts receivable, inventory, leasehold interests, customer contracts and the capital stock of all of the subsidiaries of the Company.

     At June 30, 1998, Alarmguard had subordinated debentures of $3.9 million bearing interest at 15%, which were to be due in April 1999. On July 31, 1998, the Company repaid this amount through a new $3.9 million term loan which was provided by certain banks under the Credit Facility. In connection with the issuance of the subordinated debt in 1997, Alarmguard issued warrants to purchase 215,939 shares of Alarmguard Common Stock at an exercise price of $11.11 per share, the value of which was accounted for as a discount to the subordinated debt and was being amortized over the two year life of the underlying debt instrument prior to the repayment of the subordinated debt on July 31, 1998. The Company also has a total of $3.8 million due to sellers of previous acquisitions, a portion of which is secured by various notes. A portion of the amounts due to sellers requires the Company to make periodic principal and interest payments.

     The Company intends to continue to use its cash balances, the liquidation of its other investments and borrowings under the credit facility to finance the addition of subscriber accounts, primarily through acquisitions and the Dealer and Direct Marketing Programs. Additionally, the Company, depending on future needs and the cost and availability of various financing alternatives, may from time to time seek additional debt or equity financing in the public or private markets in order to continue to support the growth of subscriber accounts. There can be no assurance that the Company will be able to obtain such capital on acceptable terms or at all. If cash flows from operations, combined with borrowings under the credit facility and other borrowings are insufficient to fund the Company's growth strategies, management would curtail the Dealer and Direct Marketing Programs and implement a cost reduction strategy to the extent necessary to satisfy its obligations.

     Liquidity. During the first six months of 1998 and 1997, the Company's net cash used in operating activities was approximately $2.2 million and $2.6 million, respectively. Improved operating margins due to incremental revenue growth and resulting economies of scale more than offset increased interest costs and acquisition integration expenses.

     For the first six months of 1998 and 1997, the Company's net cash used in investing activities was approximately $41.4 million and $6.7 million, respectively. This significant increase reflects the acquisitions completed primarily in the first quarter of 1998.

     Net cash provided by financing activities was approximately $51.8 million in the six months ended June 30, 1998 as compared to $9.5 million in the comparable year ago period. The increase reflects the cash generated from the Preferred Stock offering and increased borrowings under the credit facility discussed above. The Company incurred losses applicable to common shares of approximately $9.1 million and $6.9 million for the six months ended June 30, 1998 and 1997, respectively. The Company expects to incur losses for the foreseeable future, the result of its continuing growth strategy.

     Recent FASB Pronouncements. In 1998, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company will adopt SFAS No. 131 effective for year-end financial reporting in 1998 and expects no material impact upon adoption.

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

     The Company continues to review "Year 2000" issues. Based on its review to date, it does not anticipate incurring any significant costs associated with this issue.

                           PART II - OTHER INFORMATION

Item 2.           Changes in Securities.

       On June 25, 1998, all publicly traded warrants of the Registrant expired pursuant to the term of the warrant. Such warrants were formerly traded on the American Stock exchange under the symbol AGD.WT. On that date the Company cancelled all of the outstanding warrants.

Item 4.           Submission of Matters to a Vote of Security Holders.

(a)      The Registrant's annual shareholder meeting was held on June 30, 1998.

(b) Management's nominees for directors as listed in the proxy statement were both elected at the annual meeting and there was no solicitation in opposition thereto. The results are as follows:

          David Heidecorn     For:           4,832,520
                              Withhold:        154,079
          Thomas W. Janes     For:           4,832,535
                              Withhold:        154,064

(c) The stockholders of the Company approved Management's proposal to ratify the sale of 35,700 shares of Series A Preferred Stock at $1,000 per share and 5,000 shares of Series B Preferred Stock at $1,000 per share. The results are as follows:

                           For:             3,883,586
                           Against:           202,209
                           Abstain:             2,248

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

         The following exhibits are filed with this quarterly report on Form l0-Q:

Exhibits
Number    Exhibit
--------  -------
 27       Financial data schedule

 (b)      Reports on Form 8-K

          The Company filed a current report on Form 8-K/A dated May 29, 1998 with respect to its acquisition of certain assets of Security Systems, Inc.(dba "Sentry") which included audited financial statements of Sentry and pro forma financial information.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ALARMGUARD HOLDINGS, INC.



DATE:    August 11, 1998                       By: /s/David Heidecorn
                                                   David Heidecorn
                                                   Principal Financial Officer