Form 10-Q
period 1998-09-30
ALARMGUARD HOLDINGS INC
filed 1998-11-16
CIK 319250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 1O-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1998 or

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

The number of shares of Alarmguard Holdings, Inc.'s common stock, $.0001 par value, outstanding as of November 12, 1998 was 5,569,985.

                          PART I. FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

ALARMGUARD HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                     SEPTEMBER 30    DECEMBER 31
                                                         1998            1997
                                                     ------------    -----------
                                                      (UNAUDITED)       (NOTE)
     ASSETS:
     Current assets:
       Cash and cash equivalents                       $  4,059       $    698
       Restricted cash                                    2,608          1,931
       Accounts receivable, net                           8,416          5,558
       Inventories                                        4,330          3,065
       Other current assets                                 456            343
                                                       --------       --------
     Total current assets                                19,869         11,595

     Property and equipment, net                          4,508          2,133
     Customer installation costs, net                    10,979          8,868
     Customer contracts and intangibles, net             77,869         43,027
     Other investments                                    2,093          2,245
     Other assets                                         1,638          1,982
                                                       --------       --------
     Total assets                                      $116,956       $ 69,850
                                                       ========       ========



         Note: Derived from audited balance sheet as of December 31, 1997.

ALARMGUARD HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

                                                    SEPTEMBER 30     DECEMBER 31
                                                        1998             1997
                                                    ------------     -----------
                                                     (UNAUDITED)        (NOTE)
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
     Current liabilities:
       Accounts payable                             $   2,474        $   2,659
       Accrued expenses                                 7,621            5,675
       Current portion of notes payable                   578            2,462
       Deferred revenue                                 8,880            6,231
       Other current liabilities                        5,727            4,061
                                                    ---------        ---------
     Total current liabilities                         25,280           21,088

     Notes payable, less current portion                  184              549
     Credit facility                                   65,700           46,700
     Term loan                                          3,900             --
     Subordinated debt                                   --              4,389
     Other liabilities                                    793              321

     Cumulative Convertible Preferred Stock,
         $1,000 par value:
       Series A, 5% dividends, 35,700 shares
         issued and outstanding
         at September 30, 1998                         34,028             --
       Series B, 5,000 shares issued and
         outstanding at September 30, 1998              4,765             --

     Stockholders' deficiency:

       Common Stock, $.0001 par value,
         25,000,000 shares authorized, 5,569,985
         and 5,593,396 shares issued and
         outstanding at September 30, 1998 and
         December 31, 1997, respectively                    1                1
       Additional paid in capital                      43,887           35,286
       Accumulated deficit                            (61,582)         (38,484)
                                                    ---------        ---------
     Total stockholders' deficiency                   (17,694)          (3,197)
                                                    ---------        ---------
     Total liabilities and stockholders'
       deficiency                                   $ 116,956        $  69,850
                                                    =========        =========

         See accompanying notes to condensed consolidated financial statements.

         Note: Derived from audited balance sheet as of December 31, 1997.

ALARMGUARD HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

                                                            THREE MONTHS            NINE MONTHS
                                                         ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
                                                         ------------------      ------------------
                                                           1998       1997        1998        1997
                                                           ----       ----        ----        ----

Revenue                                                $ 13,523    $  9,627    $ 37,561    $ 24,611
Cost of revenue                                           5,938       4,204      16,710      10,445
                                                       --------    --------    --------    --------
Gross profit                                              7,585       5,423      20,851      14,166

  Sales and marketing expense                             1,616       1,252       4,395       3,447
  General and administrative expense                      4,006       2,745      11,002       7,749
  Acquisition integration expense                            36        --           743        --
  Amortization and depreciation expense                   4,932       3,309      12,989       8,776
                                                       --------    --------    --------    --------
Total operating expense                                  10,590       7,306      29,129      19,972
                                                       --------    --------    --------    --------
Operating loss                                           (3,005)     (1,883)     (8,278)     (5,806)

Other income (expense):
  Interest expense, net                                  (1,482)     (1,334)     (4,582)     (3,329)
  Other, net                                                 96         103         247          91
                                                       --------    --------    --------    --------
Net loss before extraordinary item                       (4,391)     (3,114)    (12,613)     (9,044)

Extraordinary loss from early
  extinguishment of debt                                   --          --          --          (813)
                                                       --------    --------    --------    --------
Net loss                                                 (4,391)     (3,114)    (12,613)     (9,857)

Dividend requirement on preferred stock,
  including imputed non-cash dividend of $9,024
  recorded in February 1998
  (See Note 10)                                            (560)       --       (10,485)       (200)
                                                       --------    --------    --------    --------
Loss applicable to common shares                       $ (4,951)   $ (3,114)   $(23,098)   $(10,057)
                                                       ========    ========    ========    ========

Basic and diluted loss per common share:
  Net loss before extraordinary item                   $   (.79)   $   (.56)   $  (2.26)   $  (2.05)
  Extraordinary loss                                       --          --          --          (.18)
                                                       --------    --------    --------    --------
  Net loss                                                 (.79)       (.56)      (2.26)      (2.23)
  Dividend requirement on preferred stock                  (.10)       --         (1.87)       (.04)
                                                       --------    --------    --------    --------
    Loss per common share                              $   (.89)   $   (.56)   $  (4.13)   $  (2.27)
                                                       ========    ========    ========    ========

Weighted average number of basic and diluted
  common shares                                           5,593       5,592       5,593       4,422
                                                       ========    ========    ========    ========

         See accompanying notes to condensed consolidated financial statements.

ALARMGUARD HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                           -----------------
                                                           1998        1997
                                                           ----        ----

   OPERATING ACTIVITIES:
   Net loss                                             $(12,613)   $ (9,857)
   Adjustments to reconcile net loss to net
       cash used in operating activities:
       Amortization and depreciation                      12,989       8,776
       Amortization of subordinated debt warrant
         original issue discount                             211        --
       Customer installation costs incurred               (5,070)     (3,157)
       Changes in operating assets and liabilities,
          net of effects of acquisitions                    (163)       (711)
                                                        --------    --------
   Net cash used in operating activities                  (4,646)     (4,949)

   INVESTING ACTIVITIES:
     Acquisition of businesses, net of cash acquired     (42,322)     (4,645)
     Increase in restricted cash                            (677)     (1,931)
     Purchases of property and equipment                  (1,272)       (192)
                                                        --------    --------
   Net cash used in investing activities                 (44,271)     (6,768)

   FINANCING ACTIVITIES:
     Net proceeds from issuance of preferred stock        37,800        --
     Proceeds from credit facility and term loan          23,700      46,900
     Proceeds from issuance of subordinated debt            --         4,300
     Payments of credit facility and term loan              (800)    (31,836)
     Payments of subordinated debt                        (3,900)     (4,951)
     Payment of cash dividend on preferred stock            (718)       --
     Financing fees paid                                    (445)     (1,040)
     Payments of other notes payable and capital
       leases                                             (3,359)     (1,423)
                                                        --------    --------
   Net cash provided by financing activities              52,278      11,950

   Increase in cash and cash equivalents                   3,361         233
   Cash and cash equivalents at beginning
     of period                                               698         230
                                                        --------    --------
   Cash and cash equivalents at end of period           $  4,059    $    463
                                                        ========    ========

   Cash paid for interest                               $  4,778    $  3,448
                                                        ========    ========

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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed consolidated balance sheet as of December 31, 1997 has been derived from the audited consolidated balance sheet as of that date. The unaudited interim financial information of Alarmguard should be read in conjunction with the audited consolidated financial statements of Alarmguard as of and for the year ended December 31, 1997 included in the Company's Form 10-K for the year then ended.

2.   ACQUISITIONS

     On February 2, 1998, Alarmguard purchased all of the issued and outstanding shares of capital stock of Detect, Inc. ("Pelletier"), a company based in Danbury, Connecticut, with approximately 7,200 subscribers and Monthly Recurring Revenue ("MRR")(1) of approximately $0.2 million. The total purchase price, including estimated transaction costs, was approximately $12.0 million. At closing, the Company paid $9.5 million in cash, recorded $2.5 million of liabilities and recorded $12.0 million of assets including: $10.8 million of customer contracts, $0.6 million of current assets, $0.4 million of other intangibles and $0.2 million of property and equipment. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.


----------
     (1) MONTHLY RECURRING REVENUE. MRR represents revenue that a company in the security alarm industry is entitled to receive under contracts (monitoring, leasing, and maintenance) in effect at the end of such period. MRR is a term commonly used in the security alarm industry as a measure of the size of a company. It does not measure profitability or performance, and does not include any allowance for future gross MRR attrition or uncollectible accounts receivable.

     During the first nine months of 1998, Alarmguard also acquired certain operating assets of Security Systems, Inc. ("Sentry"), of Malden, Massachusetts and seven additional companies in the security alarm installation and monitoring business adding approximately $0.6 million of MRR and approximately 24,000 customers. The total purchase price of the operating assets for the eight companies, including estimated transaction costs, was approximately $31.2 million. At closing, the Company paid $25.8 million in cash, recorded $5.4 million of liabilities and recorded $31.2 million of assets including: $28.9 million of customer contracts, $1.2 million of current assets, $0.6 million of property and equipment, and $0.5 million of other assets. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the respective dates of acquisition.

     In September 1998, the Company completed the post-closing adjustment for two 1997 acquisitions. As a result of these adjustments, the Company retained 25,622 shares of its Common Stock, which had been held in escrow, as such shares were not issuable to the Sellers based on criteria established in their respective purchase and sale agreements.

     The following unaudited pro forma information for the nine months ended September 30, 1998 and 1997 presents the results of the Company's operations as though the acquisitions consummated during the first nine months of 1998 had been made as of January 1, l998 and January 1, 1997, and the acquisitions consummated during fiscal year 1997 had been made as of January 1, 1997 (in thousands, except per share data):

                                                     For the Nine Months Ended
                                                           September 30,
                                                     -------------------------
                                                       1998           1997
                                                     --------       --------
   Pro forma revenue                                 $ 39,626       $ 37,297
                                                     ========       ========
   Pro forma loss before
       extraordinary item                            $(14,772)      $(22,274)
                                                     ========       ========
   Pro forma net loss                                $(14,772)      $(23,087)
                                                     ========       ========
   Pro forma basic and diluted net
       loss per share before
       extraordinary item                            $  (2.65)      $  (4.00)
                                                     ========       ========
   Pro forma basic and diluted net
       loss per share                                $  (2.65)      $  (4.14)
                                                     ========       ========
   Shares used in computations                          5,570          5,570
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

4.   CUSTOMER INSTALLATION COSTS

During the nine months ended  September 30, 1998 and 1997,  Alarmguard  incurred approximately $5.1 million and $3.2 million, respectively, of customer installation costs primarily attributable to the operations of its dealer and direct marketing programs. In 1998, Alarmguard added approximately $177,000 of MRR and $105,000 of MRR, through its dealer and direct marketing programs, respectively. Additionally, the Company added a nominal amount of MRR through its dealer program in 1997, but added $150,000 of MRR through its direct marketing program during the nine months ended September 30, 1997.

5.   CUSTOMER CONTRACTS AND INTANGIBLES

     Customer contracts and intangibles (at cost) consist of the following (in thousands):

                                                   September 30,    December 31,
                                                       1998             1997
                                                   -------------    ------------
     Acquired customer contracts                    $  92,469        $  49,807
     Covenants not to compete                          13,754           12,944
     Goodwill                                           2,493            2,493
                                                    ---------        ---------
                                                      108,716           65,244
     Less accumulated amortization                    (30,847)         (22,217)
                                                    ---------        ---------
                                                    $  77,869        $  43,027
                                                    =========        =========

The Company added $4.2 million to customer contracts during the first nine months of 1998 as a result of its dealer program. The amount added in 1997 was nominal.

6.   OTHER INVESTMENTS

     Other investments are comprised of certain remaining assets held by Triton at the time of the Merger in April 1997, (in thousands):

                                                   September 30,    December 31,
                                                       1998             1997
                                                   -------------    ------------
     Ridgewood Hotels, Inc. Series A
          Preferred Stock                              $2,009           $2,009
     Other                                                 84              236
                                                       ------           ------
                                                       $2,093           $2,245
                                                       ======           ======

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

7.   LONG TERM DEBT

     At September 30, 1998, outstanding borrowings under the Company's $90 million Credit Facility were $65.7 million. As of September 30, 1998, availability under the Credit Facility was approximately $4.2 million. Interest on the Credit Facility accrues and is payable at the option of the Company at either prime plus 1-1/2% or LIBOR plus 2.75% (approximately 8.2% at September 30, 1998). The Company has fixed the interest rate on $40.0 million of the outstanding borrowings at 8.84% for three years through an interest rate swap agreement.

     On July 31, 1998, the Company repaid $3.9 million of subordinated debt which bore interest at 15% and would have been due in April 1999. The repayment was completed through a new $3.9 million term loan which was provided by certain banks under the Fourth Amended and Restated Acquisition Credit Agreement and Term Loan. The new term loan has no impact on availability under the Credit Facility. The term loan accrues interest at 30 day LIBOR plus 4.10% (which was approximately 9.76% on September 30, 1998) and is due and payable on January 31, 2005.

8.   STOCK OPTIONS

     On March 10, 1998, the Board of Directors issued 365,000 additional stock options to the senior management of Alarmguard which vest over a four-year period from the date of grant. The exercise price for all options granted was $10.00 per share, the quoted market value of the common stock on the date of grant. On July 1, 1998, the Company issued 70,000 stock options to the Directors of the Company pursuant to the Directors Stock Option Plan. These options vest over a three-year period and have an exercise price of $9.625 per share, the quoted market value of the common stock on the date of grant. All stock options vest immediately upon a change in control (as defined).

9.   COMMITMENTS AND CONTINGENCIES

     The Company experiences routine litigation in the normal course of its business. Management does not believe that any pending or threatened litigation will have a material adverse effect on the financial condition or results of operations of the Company.

10.  SALE OF CUMULATIVE CONVERTIBLE PREFERRED STOCK

     On February 3, 1998, the Company completed an offering of 40,000 shares of Cumulative Convertible Preferred Stock (35,000 shares of Series A Preferred Stock and 5,000 shares of Series B Preferred Stock) (collectively, the "Preferred Stock") at $1,000 per share yielding gross proceeds of $40 million. Concurrently, the Company issued an additional 700 shares of Series A Preferred Stock in exchange for $0.7 million of the Company's subordinated debt.

     The Series A Preferred Stock pays quarterly cash dividends at the rate of 5% per annum and the Series B Preferred Stock pays no dividends. The Preferred Stock has a liquidation preference of $1,000 per share (plus accrued and unpaid dividends) payable upon any liquidation, dissolution or winding up of the Company. Holders of the Series A Preferred Stock and Series B Preferred Stock have the right to convert all or any portion of their shares at any time into shares of the Company's common stock at the conversion price of $8.25 per share and $7.75 per share, respectively, subject to certain anti-dilution provisions. Holders of the Preferred Stock are entitled to vote on an "as converted" basis with the holders of the Company's common stock on all matters submitted to the stockholders for a vote, and to vote separately as a single class to elect two directors to serve on the Company's Board of Directors. In connection with the sale of the Preferred Stock, the Company imputed a one-time non-cash dividend of approximately $9.0 million ($1.61 per common share) as a result of the conversion prices of the two series of preferred stock being less than the quoted market price of the Company's common stock at the date of issuance, as required by EITF D-60: Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature. Such amount was recognized immediately upon issuance of the Preferred Stock as a charge against accumulated deficit, with a corresponding increase in additional paid in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock in the condensed consolidated statement of operations for the nine months ended September 30, 1998.

     The Company is obligated to redeem the Preferred Stock on February 2, 2003 at a price per share equal to the liquidation preference ($1,000) plus accrued and unpaid dividends. In addition, if a "change in control" (as defined) occurs, any holder of Preferred Stock may require the Company to redeem all or any portion of the Preferred Stock owned by such holder at a price per share equal to the greater of (i) $1,300 if the change of control occurs prior to February 2, 1999 or $1,500 if the change in control occurs thereafter, or (ii) the liquidation preference plus accrued and unpaid dividends.


11.  EARNINGS PER SHARE

     The 1997 calculation of basic and diluted loss per common share excludes the dividend requirement on preferred stock as a result of the conversion of the old Redeemable Preferred Stock and related accrued dividends into Alarmguard Common Stock at the time of the merger.

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

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company has not determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

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

GENERAL OVERVIEW

     Alarmguard sells and installs burglar and fire alarm systems and provides security monitoring services and security system repair and maintenance services to homeowners and businesses, principally in the Northeast and Mid-Atlantic regions of the United States. Alarmguard provides its security alarm systems and services primarily under its trademark "Alarmguard". As of September 30, 1998, Alarmguard had approximately $3.1 million of Monthly Recurring Revenue ("MRR") and approximately 101,000 subscribers.

     Alarmguard's objective is to provide residential and commercial security services to an increasing number of subscribers. Alarmguard's growth strategy is to enhance its position in the security alarm monitoring industry in the Northeastern and Mid-Atlantic United States by increasing the number and density of subscribers for whom it provides services. Alarmguard is pursuing this strategy through a balanced growth plan involving: (1) incorporating acquisitions of portfolios of subscriber accounts in existing and contiguous markets; (2) internal growth through direct marketing to obtain new subscribers (the "Direct Marketing Program" or "DMP"); (3) acquiring credit-approved monitoring contracts from Alarmguard authorized dealers (the "Dealer Program"); and (4) growth of Alarmguard's core business through referrals and traditional local marketing.

     During the nine months ended September 30, 1998, Alarmguard acquired operating assets of nine companies in the security alarm installation and monitoring business for an aggregate purchase price, including transaction costs, of $43.2 million in cash, notes payable and amounts due to sellers based on certain post closing adjustments. The acquisitions added approximately $0.8 million of MRR and approximately 31,000 subscribers.

KEY OPERATING MEASURES

     The Company employs three internal measurements to assess the performance of its operations: Adjusted EBITDA, MRR and Gross MRR Attrition.

     ADJUSTED EBITDA. Adjusted EBITDA is derived by adding to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), Dealer and DMP expenses less Dealer and DMP revenues, plus acquisition integration expenses. This calculation provides a basis for comparison of

Alarmguard's results to those of other security alarm companies that grow primarily through the acquisition of subscriber accounts. An amount similar to Adjusted EBITDA is used by lenders in extending credit to Alarmguard. Adjusted EBITDA does not represent cash flows from operations as defined by generally accepted accounting principals and should not be construed as an alternative to net income. Adjusted EBITDA for the three months ended September 30, 1998 increased to $2.5 million from $1.9 million for the comparable 1997 period, a 30.6% increase. For the nine months ended September 30, 1998, Adjusted EBITDA was $6.9 million compared to $4.6 million in the prior year, a 49.8% increase.


                                      For the Three Months   For the Nine Months
                                       Ended September 30    Ended September 30
                                      --------------------   -------------------
                                         1998       1997       1998       1997
                                         ----       ----       ----       ----
                                                     (in thousands)
EBITDA                                 $ 1,927    $ 1,426    $ 4,711    $ 2,970
  Plus Dealer and Direct
      Marketing Program expense          1,063        810      2,764      2,632
  Less Dealer and Direct
     Marketing Program revenue            (489)      (294)    (1,269)      (963)
  Plus acquisition integration
     expense
                                            36       --          743       --
                                       -------    -------    -------    -------
Adjusted EBITDA                        $ 2,537    $ 1,942    $ 6,949    $ 4,639
                                       =======    =======    =======    =======


     MONTHLY RECURRING REVENUE. MRR represents revenue that a company in the security alarm industry is entitled to receive under contracts (monitoring, leasing, and maintenance) in effect at the end of such period. MRR is a term commonly used in the security alarm industry as a measure of the size of a company. It does not measure profitability or performance, and does not include any allowance for future gross MRR attrition or uncollectible accounts receivable.

     GROSS MRR ATTRITION. Gross MRR attrition has an adverse effect on the Company's financial position and results of operations, since it affects the Company's recurring revenues. Gross MRR attrition, generally expressed on an annualized basis, can be measured in terms of decreased MRR resulting from canceled subscriber accounts. Gross MRR attrition is defined by the Company for a particular period as a quotient, the numerator of which is equal to gross MRR lost as the result of canceled subscriber accounts during such period and the denominator of which is the average month end MRR during such 12 month period. The following table sets forth the Company's MRR additions, cancellations, and gross MRR attrition for the periods indicated (dollars in thousands):

                                               Nine Months         Twelve Months
                                                  Ended                Ended
                                              September 30,        December 31,
       MRR                                        1998                 1997
       ---                                    -------------        ------------
       Beginning of period                      $ 2,087              $ 1,392
       Direct Marketing Program additions           105                  193
       Dealer Program additions                     177                   --
       Acquisition additions                        821                  586
       Other additions (1)                          174                  134
       Canceled MRR (2)                            (255)                (218)
                                                -------              -------
       End of period                            $ 3,109              $ 2,087
                                                =======              =======
       Gross MRR attrition (3)                     12.0%                11.8%
                                                =======              =======

----------

(1)  MRR primarily generated through traditional non-investment sales programs.
(2) Includes canceled MRR of subscribers who have moved from homes or businesses in which an existing alarm system has already been installed.
(3)  Calculated on a trailing twelve-month basis.



RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     REVENUE. Revenues for the three months ended September 30, 1998 were $13.5 million, an increase of $3.9 million, or 40.5%, over the comparable period in 1997. This increase was primarily the result of a 46.8% increase of recurring revenue to $8.9 million from $6.1 million and a 27.9% increase in installation revenue to $3.7 million from $2.9 million. Two acquisitions completed in 1998 accounted for $2.7 million, or 70% of the increase, and the remainder was the result of other sales programs.

     GROSS PROFIT. Gross profit increased to $7.6 million, or 56.1% of total revenue, for the quarter ended September 30, 1998 compared to $5.4 million, or 56.3% of total revenue, in the comparable 1997 period. The $2.2 million increase in gross profit is primarily the result of increased revenue described above.

     SALES AND MARKETING. Sales and marketing expense for the three months ended September 30, 1998 increased approximately $0.4 million or 29.1% over the comparable period in 1997. As a percent of total revenue, sales and marketing expense for the three months ended September 30, 1998 decreased to 11.9% from 13.0% in the comparable 1997 period, reflecting economies of scale resulting from incremental revenue growth as described above.

     GENERAL AND ADMINISTRATIVE. General and administrative expense for the quarter ended September 30, 1998 increased approximately $1.3 million, or 45.9%, over the comparable period in 1997. The increase was primarily the result of the 1998 acquisitions, in particular the addition of a new branch office in Malden, Massachusetts following the acquisition of Sentry Protective Systems earlier this year, as well as increased staffing requirements required to facilitate the Company's growth plan. As a percent of total revenue, general and administrative expense for the three months ended September 30, 1998 increased to 29.6% from 28.5% in the comparable 1997 period.

     ACQUISITION INTEGRATION EXPENSES. During the three months ended September 30, 1998, the Company incurred a nominal amount of one time costs associated with the integration of acquired subscriber accounts into the Company's system. Management expects to continue to incur costs in the future, principally relating to the integration of subscriber account portfolios acquired during 1998 and future acquisitions.

     AMORTIZATION AND DEPRECIATION. Amortization and depreciation for the quarter ended September 30, 1998 increased by approximately $1.6 million, or 49.0%, compared to the same period in 1997. This increase was primarily the result of amortization of intangible assets recorded as a result of the acquisition activity in 1997 and 1998.

     OPERATING LOSS. The operating loss for the three months ended September 30, 1998 increased to $3.0 million from $1.9 million in the comparable 1997 period. As a percent of total revenue, the operating loss for the quarter increased to 22.2% in 1998 compared to 19.6% for the same period in 1997, reflecting the increased amortization and depreciation and to a lesser extent the increased general and administrative expenses discussed above.

     INTEREST EXPENSE. Interest expense, net of interest and other income, for the quarter ended September 30, 1998 was $1.4 million, compared to $1.2 million in the comparable period in 1997. This increase is primarily the result of an increased outstanding balance under the Company's Credit Facility in 1998 compared to the comparable period of 1997, reflecting the Company's growth through acquisitions combined with subscriber additions through the Dealer and Direct Marketing Programs.

     DIVIDEND REQUIREMENT ON PREFERRED STOCK. The dividend requirement on preferred stock during the quarter ended September 30, 1998 reflects the 5% per annum cash dividend and the amortization of the costs incurred for completing the offering of Cumulative Convertible Preferred Stock issued in February 1998. The costs are being amortized over the five-year life of the security with the unamortized balance reflected as a reduction of the Preferred Stock's carrying value.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     REVENUE. Revenues for the nine months ended September 30, 1998 were $37.6 million, an increase of $13.0 million, or 52.6%, over the comparable period in 1997. This increase was primarily the result of a 57.7% increase of recurring revenue to $24.3 million from $15.4 million and a 43.0% increase in installation revenue to $10.9 million from $7.6 million. Two 1998 acquisitions and one 1997 acquisition accounts for $8.6 million, or 67% of the increase.

     GROSS PROFIT. Gross profit increased to $20.9 million, or 55.5% of total revenue, for the nine months ended September 30, 1998 compared to $14.2 million, or 57.6% of total revenue, in the comparable 1997 period. The decrease in gross profit as a percentage of total revenue was primarily the result of lower margin installations in the current year, as a result of increased dealer installations and the unfavorable mix of traditional installations.

     SALES AND MARKETING. Sales and marketing expense for the nine months ended September 30, 1998 was $4.4 million compared to $3.4 million for the comparable 1997 period. As a percent of total revenue, sales and marketing expense for the nine-month period decreased to 11.7% from 14.0% in the prior year, reflecting efficiencies resulting from increased revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expense for the nine months ended September 30, 1998 increased approximately $3.3 million, or 42.0%, over the comparable period in 1997. As a percent of total revenue, general and administrative expense for the nine-month period decreased to 29.3% from 31.5% in the comparable 1997 period, resulting from increased revenue.

     ACQUISITION INTEGRATION EXPENSES. During the nine months ended September 30, 1998, the Company incurred $0.7 million of one time costs associated with the integration of acquired subscriber accounts into the Company's system. These costs were not material in 1997.

     AMORTIZATION AND DEPRECIATION. Amortization and depreciation for the nine months ended September 30, 1998 increased by approximately $4.2 million, or 48.0%, compared to the same period in 1997. The increase was primarily the result of the amortization of intangible assets recorded as a result of acquisition activity in 1997 and 1998.

     OPERATING LOSS. The operating loss for the nine months ended September 30, 1998 increased to $8.3 million from $5.8 million in the comparable 1997 period. As a percent of total revenue, the operating loss was 22.0% in the current year compared to 23.6% for the same period in 1997.

     INTEREST EXPENSE. Interest expense, net of interest and other income, for the nine months ended September 30, 1998 was $4.3 million, compared to $3.2 million in the comparable period in 1997. This increase is primarily the result of an increased outstanding balance under the Company's Credit Facility in 1998 compared to 1997, reflecting the Company's growth through acquisitions combined with subscriber additions through the Dealer and Direct Marketing Programs.

     DIVIDEND REQUIREMENT ON PREFERRED STOCK. The dividend requirement on preferred stock during the nine months ended September 30, 1998 reflects the 5% per annum cash dividend, amortization of the costs incurred for completing the offering of Preferred Stock issued in February 1998, and an imputed one-time non-cash dividend of approximately $9.0 million as a result of the conversion prices of the two series of Preferred Stock being less than the quoted market price of the Company's Common Stock at the date of issuance. The costs incurred for completing the offering are being amortized over the five-year life of the security with the unamortized balance reflected as a reduction of the Preferred Stock's carrying value. In the comparable period in the prior year, this amount reflects the dividends accrued on the Redeemable Preferred Stock of the predecessor company that were converted to Common Stock of the Company in connection with the Triton Merger in April 1997.


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

     In February 1998, the Company completed an offering of 40,000 shares of Cumulative Convertible Preferred Stock (35,000 shares of Series A Preferred Stock and 5,000 shares of Series B Preferred Stock) at $1,000 per share yielding gross proceeds totaling $40 million. Concurrently, the Company issued 700 additional shares of the Series A Preferred Stock in exchange for $0.7 million of the Company's subordinated debt. The Series A Preferred Stock pays quarterly dividends at a rate of 5% per annum and the Series B Preferred Stock pays no dividends. Holders of the Series A Preferred Stock and Series B Preferred Stock have the right to convert all or any portion of their shares at any time into shares of the Company's common stock at the conversion price of $8.25 per share and $7.75 per share, respectively, subject to certain anti-dilution provisions. Concurrent with the offering, the Company increased its Credit Facility from $60 million to $90 million.

     As of September 30, 1998, the Company had $4.1 million in unrestricted cash. Additionally, the Company had $65.7 million outstanding under its Credit Facility with approximately $4.2 million of availability at September 30, 1998. The Company's ability to borrow under the Credit Facility is limited by certain representations and financial covenants.

     The Credit Facility is a non-amortizing loan which converts to a five-year amortizing term loan on April 30, 2000. Borrowings under the Credit Facility are secured by substantially all of the properties and assets of the Borrower including accounts receivable, inventory, leasehold interests, customer contracts and the capital stock of all of the subsidiaries of the Company.

     At September 30, 1998, Alarmguard had a term loan of $3.9 million bearing interest at 30-day LIBOR plus 4.10%, effectively 9.76% at such date. The term loan was obtained on July 31, 1998, the proceeds of which were used to repay $3.9 million of subordinated debt bearing interest at

15% and due in April 1999. The Company also has a total of $3.6 million due to sellers of previous acquisitions, a portion of which is secured by various notes.

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

     LIQUIDITY. During the nine months ended September 30, 1998 and 1997, the Company's net cash used in operating activities was approximately $4.6 million and $4.9 million, respectively.

     For the nine months ended September 30, 1998 and 1997, the Company's net cash used in investing activities was approximately $44.3 million and $6.8 million, respectively. This significant increase reflects the acquisitions completed primarily in the first quarter of 1998.

     Net cash provided by financing activities was approximately $52.3 million during the nine months ended September 30, 1998 compared to $12.0 million in the comparable year ago period. The increase reflects the cash generated from the Preferred Stock offering and increased borrowings under the Credit Facility discussed above.

     The Company incurred losses applicable to common shares of approximately $23.1 million and $10.1 million for the nine months ended September 30, 1998 and 1997, respectively. The Company expects to incur losses for the foreseeable future, the result of its continuing growth strategy.

     Increased interest expense resulting from higher borrowings will continue to negatively impact net income and represents a significant cash obligation. Additionally, the 5% cash dividend on $35.7 million of Series A Preferred stock results in approximately $1.8 million of cash dividends annually, which negatively impacts loss applicable to common shares and represents another significant cash outflow.

     RECENT FASB PRONOUNCEMENTS. In 1998, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company will adopt SFAS No. 131 effective for year-end financial reporting in 1998 and expects no material impact upon adoption.

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The statement will require the Company to recognize all derivatives on the balance sheet at fair value.

The Company has not determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

     YEAR 2000 ISSUES. The "Year 2000" issue relates to computer systems and programs that may not properly recognize the change in date years from 1999 to 2000. As a result, any business entity is at risk for possible system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Subscriber alarm systems, which are almost all microprocessor based, are generally not date dependent, but are designed to receive commands from a keypad or various sensors (smoke, intrusion, temperature, etc.) and pass those signals over a phone line to the Company's central monitoring facility. The exception is certain access control systems installed at subscribers' premises, almost exclusively commercial buildings, most of which are already Year 2000 compliant. The Company has identified the very small percentage of these systems that need to be upgraded and is scheduling service calls to upgrade these systems prior to December 31, 1999. The cost of such upgrades will generally be borne by the subscriber.

     Alarmguard's alarm processing and accounting systems utilize the PICK operating system, a widely used system that is Year 2000 compliant. The Company has completed any necessary upgrades of its computer systems to date as part of its normal software support or by in-house programming staff without significant costs. The Company does not believe that the cost of the remaining system upgrades will be material to its results of operations or cash flows.

     The Company's accounts payable system does not interface directly with any third party vendors and the Company has queried its significant suppliers and is not aware of any such external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring the external agents will be Year 2000 ready. The inability of key external agents to complete their own Year 2000 resolution process in a timely manner could materially impact the Company. The effect of non-compliance by external agents is not determinable.

     Management of the Company believes that it has already effectively addressed the vast majority of the Year 2000 issues and has a program in place to resolve the remaining Year 2000 issues in a timely manner. Accordingly, Management does not believe that a contingency plan is required for Year 2000 issues. Management will continue to evaluate its Year 2000 issues, including communication with key external agents, and will determine in the future if such a plan is necessary. However, the Company could be materially adversely affected by any disruptions in the economy in general resulting from Year 2000 issues.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     The following exhibits are filed with this quarterly report on Form l0-Q:

Exhibit
Number   Exhibit
------   -------

10.14 Fourth Amended and Restated Term Loan and Acquisition Credit Agreement, dated as of July 31, 1998

27       Financial data schedule

(b) There were no reports on Form 8-K filed during the three months ended September 30, 1998.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ALARMGUARD HOLDINGS, INC.



DATE:    November 13, 1998              By: /s/ David Heidecorn
                                            --------------------------------
                                                David Heidecorn
                                                Principal Financial Officer