Form 10-Q/A
period 1998-03-31
ALARMGUARD HOLDINGS INC
filed 1998-11-17
CIK 319250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 1O-Q/A



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


Items 1 and 2 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998 are amended to reflect an imputed non-cash dividend on the convertible preferred stock as discussed in Note 10. The non-cash dividend is reflected in the accompanying condensed consolidated balance sheet at March 31, 1998 as a charge against accumulated deficit with a corresponding increase in additional paid in capital. The non-cash dividend is also included in the dividend requirement on preferred stock in the condensed consolidated statement of operations for the three months ended March 31, 1998.
------------------------------------------------------------------------------


                          PART I. FINANCIAL INFORMATION


ITEM 1.  Financial Statements

ALARMGUARD HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands)

                                                     March 31      December 31
                                                        1998          1997
                                                    ----------    ------------
                                                    (unaudited)

     ASSETS:
     Current assets:
       Cash and cash equivalents                       $13,311            $698
       Restricted cash                                   2,608           1,931
       Accounts receivable, net                          8,442           5,558
       Inventories                                       3,817           3,065
       Other current assets                                474             343
                                                      --------        --------
     Total current assets                               28,652          11,595

     Property and equipment, net                         3,252           2,133
     Customer installation costs, net                    9,169           8,868
     Customer contracts and intangibles, net            79,757          43,027
     Other investments                                   2,097           2,245
     Other assets                                        1,692           1,982
                                                      --------        --------
     Total assets                                     $124,619         $69,850
                                                      ========        ========

ALARMGUARD HOLDINGS, INC.
Condensed Consolidated Balance Sheets (continued)
(In thousands)


                                                     March 31      December 31
                                                        1998           1997
                                                    ----------  --------------
                                                    (unaudited)
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
     Current liabilities:
       Accounts payable                                 $2,105          $2,659
       Accrued expenses                                  7,994           5,675
       Current portion of notes payable                    505           2,462
       Deferred revenue                                  9,456           6,231
       Other current liabilities                         5,306           4,061
                                                     ---------         -------
     Total current liabilities                          25,366          21,088

     Notes payable, less current portion                   696             549
     Credit facility                                    63,500          46,700
     Subordinated debt                                   3,756           4,389
     Other liabilities                                     325             321

     Cumulative Convertible Preferred Stock,
           Redeemable at $1,000 par value:
       Series A, 5% dividends, 35,700 shares issued
           and outstanding at March 31, 1998            33,835               -
       Series B, 5,000 shares issued and outstanding
           at March 31, 1998                             4,738               -

     Stockholders' deficiency:
       Common  Stock, $.0001 par value, 25,000,000
           shares authorized, 5,593,396 shares
           issued and outstanding at March 31, 1998
           and December 31, 1997                             1               1
       Additional paid in capital                       44,043          35,286
       Accumulated deficit                             (51,641)        (38,484)
                                                     ----------    ------------
     Total stockholders' deficiency                     (7,597)         (3,197)
                                                     ----------    ------------
     Total liabilities and stockholders' deficiency   $124,619         $69,850
                                                     ==========    ============

      See accompanying notes to condensed consolidated financial statements.

ALARMGUARD HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)



                                                       For The Three Months
                                                          Ended March 31
                                                    ----------------------------
                                                       1998              1997
                                                     --------        ---------

     Revenue                                           $10,913          $6,597
     Cost of revenue                                     5,008           2,673
                                                    -----------        --------
     Gross profit                                        5,905           3,924

       Selling, general and administrative expense       4,440           3,203
       Acquisition integration expense                     328               -
       Amortization and depreciation expense             3,524           2,371
                                                    -----------        --------
     Total operating expense                             8,292           5,574
                                                    -----------        --------

     Operating loss                                     (2,387)         (1,650)

     Other income (expense):
       Interest expense, net                            (1,435)           (844)
       Other, net                                           35               -
                                                    -----------        --------
     Net loss                                           (3,787)         (2,494)

     Dividend requirement on preferred stock,
       including imputed non-cash dividend of
       $9,024 in 1998 (See Note 10)                     (9,370)           (171)
                                                    -----------        --------


     Loss applicable to common shares                 $(13,157)        $(2,665)
                                                    ===========       =========


     Basic and diluted loss per common share            $(2.35)         $(0.87)
                                                    ===========       =========

     Weighted average number of basic and diluted
       common shares                                     5,593           2,877


     See accompanying notes to condensed consolidated financial statements.

ALARMGUARD HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

                                                       For The Three Months
                                                          Ended March 31,
                                                    --------------------------
                                                         1998            1997
                                                    --------------------------
     Operating activities:
     Net loss                                          $(3,787)        $(2,494)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
         Amortization and depreciation                   3,524           2,371
         Accretion on preferred stock                      73                -
         Customer installation costs incurred           (1,205)         (1,154)
         Changes in operating assets and
           liabilities, net of effects of
           acquisitions                                    424             632
                                                    ----------     -----------
     Net cash used in operating activities                (971)           (645)

     Investing activities:
       Acquisition of businesses, net of cash
       acquired                                        (36,992)              -
       Increase in restricted cash                        (677)              -
       Purchases of property and equipment                (540)            (50)
                                                    ----------     ------------
     Net cash used in investing activities             (38,209)            (50)

     Financing activities:
       Net proceeds from issuance of preferred stock    37,800               -
       Proceeds from term loan                          17,600             800
       Proceeds from bridge loan                             -             500
       Payments of term loan                              (800)              -
       Financing fees paid                                (346)              -
       Payments of other notes payable                  (2,341)           (513)
       Payments of capital leases                         (120)              -
                                                    ----------     ------------
     Net cash provided by financing activities          51,793             787

     Increase in cash and cash equivalents              12,613              92
     Cash and cash equivalents at beginning of period      698             230
                                                    ----------     ------------
     Cash and cash equivalents at end of period        $13,311            $322
                                                    ==========     ============


     Cash paid for interest                             $1,222            $855
                                                    ==========     ============

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

         The following unaudited pro forma information shows the results of the Company's operations as though the acquisitions consummated during the first three months of 1998 had been made as of January 1, 1998 and January 1, l997, and the acquisitions consummated during the fiscal year of 1997 had been made as of January 1, 1997 (in thousands, except per share data):

                                                     For The Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                       1998             1997
                                                    -----------   ------------

           Pro forma revenue                         $12,798          $11,979
                                                    ===========   ============
           Pro forma net loss                        $(5,865)         $(6,814)

           Pro forma basic and diluted per share:     $(1.05)          $(1.22)
                                                    ===========   ============
           Shares used in computations                 5,593            5,593
                                                    ===========   ============

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

5.       Customer Contracts and Intangibles

         Customer contracts and intangibles (at cost) consist of the following (in thousands):

                                           March 31, 1998      December 31, 1997
                                          -----------------   ------------------

           Acquired customer contracts           $88,063             $49,807
           Covenants not to compete               13,713              12,944
           Goodwill                                2,493               2,493
                                          -----------------   ------------------

                                                 104,269              65,244
           Less accumulated amortization         (24,512)            (22,217)
                                          -----------------   ------------------

                                                 $79,757             $43,027
                                          =================   ==================

6.       Other Investments

         Other investments are comprised of certain assets held by Triton at the time of the Merger in April 1997, which are in the process of being liquidated (in thousands).

                                                March 31,         December 31,
                                                  1998                1997
                                              ------------      ----------------
           Ridgewood Hotels, Inc. Series A
             Preferred Stock                    $2,009                $2,009
           Other                                    88                   236
                                              ------------      ----------------
                                                $2,097                $2,245
                                              ============      ================

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

7.       Long Term Debt

         On February 3, 1998, in connection with the offering of Convertible Preferred Stock (see Note 10), Alarmguard, Inc. (the "Borrower"), a wholly owned subsidiary of the Company, increased the availability under the Third Amended and Restated Term Loan and Acquisition Credit Agreement (the "Credit Facility") from $60 million to $90 million. The Credit Facility provides for interest only advances until January 31, 2000 and amortization thereafter. Borrowings under the Credit Facility are secured by substantially all of the properties and assets of the Borrower including accounts receivable, inventory, leasehold interests, customer contracts and the capital stock of all of the subsidiaries of the Company. Interest on the Credit Facility accrues and is payable at the option of the Borrower at either prime plus 1 1/2% or LIBOR plus 2.75%
(approximately 8.7% at March 31, 1998), however the Company has fixed the interest rate on $40.0 million of its outstanding borrowings at 8.84% for three years through an interest rate swap agreement. At March 31, 1998, outstanding borrowings under the Credit Facility were $63.5 million.

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

         The Series A Preferred Stock pays quarterly cash dividends at 5% per annum. Under the terms of the securities, holders of the Series A and Series B Preferred Stock have the right to convert their shares at any time, into 4,972,434 shares of the Company's common stock at the conversion price of $8.25 per share and $7.75 per share, respectively, subject to certain anti-dilution provisions. The holders of the newly issued preferred stock have the right to elect two additional members to the Company's Board of Directors. The net proceeds from the offering and the increased credit facility discussed in Note 7 are intended to finance acquisitions and expand the Company's Dealer and Direct Marketing Programs. In connection with the sale of the Preferred Stock, the Company imputed a one-time non-cash dividend of approximately $9.0 million ($1.61 per common share) as a result of the conversion prices of the two series of Preferred Stock being less than the quoted market price of the Company's Common Stock at the date of issuance, as required by EITF D-60: Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature. Such amount was recognized upon issuance of the Preferred Stock as a charge against accumulated deficit, with a corresponding increase in additional paid in capital. The imputed non-cash dividend is also included in the dividend requirement on Preferred Stock in the condensed consolidated statement of operations for the three months ended March 31, 1998.

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

                                                     For The Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         1998            1997
                                                     -----------     -----------
                                                            (in thousands)
  EBITDA                                               $1,137            $721
    Less Dealer and Direct Marketing Program revenue     (348)           (353)
    Plus Dealer and Direct Marketing Program expense      784             889
    Plus acquisition integration expense                  328               -
                                                     -----------     -----------
  Adjusted EBITDA                                      $1,901          $1,257
                                                     ===========     ===========

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

                                        Three Months            Twelve Months
   MRR                              Ended March 31, 1998      Ended December 31,
                                           1998                     1997
                                   --------------------      -------------------
   Beginning of period                    $2,087                   $1,392
   Dealer and Direct Marketing
     Program additions
                                              55                      193
   Acquisition additions                     777                      586
   Other additions (1)                        47                      134
   Canceled MRR (2)                          (72)                    (218)
                                   --------------------      -------------------
   End of period                          $2,894                   $2,087
                                   ====================      ===================

   Gross MRR attrition (3)                 11.9%                    11.8%
                                   ====================      ===================

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

         Dividend Requirement on Preferred Stock. The dividend requirement on preferred stock during the first quarter of 1998 reflects the 5% per annum dividend on the Cumulative Convertible Preferred Stock issued in February 1998, amortization of the costs incurred for completing the offering of Cumulative Convertible Preferred Stock issued in February 1998, and an imputed one-time non-cash dividend of approximately $9.0 million as a result of the conversion prices of the two series of Preferred Stock being less than the quoted market price of the Company's Common Stock at the date of issuance. In the comparable period in the prior year, this amount reflects the dividends accrued on the Redeemable Preferred Stock of the predecessor company that were converted to Common Stock of the Company in connection with the Triton Merger in April 1997. The costs incurred for completing the February 1998 offering are being amortized to the dividend requirement on Preferred Stock over the five-year life of the security with the unamortized balance reflected as a reduction of the Preferred Stock's carrying value.


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

                                                     ALARMGUARD HOLDINGS, INC.



DATE:    November 13, 1998                           By: /s/David Heidecorn
        ------------------------------                  ----------------------
                                                         David Heidecorn
                                                         Principal Financial
                                                         Officer