Form 10-Q/A
period 1998-06-30
ALARMGUARD HOLDINGS INC
filed 1998-11-17
CIK 319250

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

Items 1 and 2 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998 are amended to reflect an imputed non-cash dividend on the convertible preferred stock as discussed in Note 10. The non-cash dividend is reflected in the accompanying condensed consolidated balance sheet at March 31, 1998 as a charge against accumulated deficit with a corresponding increase in additional paid in capital. The non-cash dividend is also included in the dividend requirement on preferred stock in the condensed consolidated statement of operations for the six months ended June 30, 1998.

--------------------------------------------------------------------------------


                          PART I. FINANCIAL INFORMATION


Item 1.           Financial Statements

ALARMGUARD HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands)

                                               June 30,           December 31,
                                                 1998                 1997
                                          ------------------  ------------------
                                             (unaudited)
  ASSETS:
  Current assets:
    Cash and cash equivalents                    $8,844                   $698
    Restricted cash                               2,608                  1,931
    Accounts receivable, net                      6,839                  5,558
    Inventories                                   4,273                  3,065
    Other current assets                            351                    343
                                          ------------------  ------------------
  Total current assets                           22,915                 11,595

  Property and equipment, net                     3,578                  2,133
  Customer installation costs, net               10,115                  8,868
  Customer contracts and intangibles, net        79,406                 43,027
  Other investments                               2,097                  2,245
  Other assets                                    1,730                  1,982
                                          ------------------  ------------------
  Total assets                                 $119,841                $69,850
                                          ==================  ==================

See accompanying notes to condensed consolidated financial statements.

ALARMGUARD HOLDINGS, INC.
Condensed Consolidated Balance Sheets (continued)
(In thousands)

                                                      June 30,     December 31,
                                                        1998           1997
                                                 --------------   --------------
                                                  (unaudited)
 LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
 Current liabilities:
   Accounts payable                                    $2,457           $2,659
   Accrued expenses                                     7,173            5,675
   Current portion of notes payable                       505            2,462
   Deferred revenue                                     8,901            6,231
   Other current liabilities                            5,496            4,061
                                                 --------------   --------------
 Total current liabilities                             24,532           21,088

 Notes payable, less current portion                      380              549
 Credit facility                                       64,700           46,700
 Subordinated debt                                      3,900            4,389
 Other liabilities                                        231              321

 Cumulative Convertible Preferred Stock,
       $1,000 par value:
   Series A, 5% dividends, 35,700 shares issued
       and outstanding at June 30, 1998                33,931               -
   Series B, 5,000 shares issued and outstanding
       at June 30, 1998                                 4,752               -

 Stockholders' deficiency:
   Common  Stock, $.0001 par value, 25,000,000
       shares  authorized, 5,593,948 and
       5,593,396  shares issued and outstanding
       at June 30, 1998 and December 31, 1997,
       respectively                                         1               1
   Additional paid in capital                          44,045          35,286
   Accumulated deficit                                (56,631)        (38,484)
                                                 --------------    -------------
 Total stockholders' deficiency                       (12,585)         (3,197)
                                                 ------------      -------------
 Total liabilities and stockholders' deficiency      $119,841         $69,850
                                                 =============     =============

 See accompanying notes to condensed consolidated financial statements.

ALARMGUARD HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)


                                                              Three Months                        Six Months
                                                             Ended June 30,                       Ended June 30,
                                                   ----------------------------------- -----------------------------------
                                                           1998              1997              1998               1997
                                                   ----------------   ----------------    --------------   ---------------

Revenue                                                  $13,125             $8,387          $24,038            $14,984
Cost of revenue                                            5,764              3,568           10,772              6,241
                                                   ----------------   ----------------    --------------   ---------------

Gross profit                                               7,361              4,819           13,266              8,743

  Sales and marketing expense                              1,511              1,179            2,779              2,195
  General and administrative expense                       3,824              2,817            6,996              5,004
  Acquisition integration expense                            379                  -              707                  -
  Amortization and depreciation expense                    4,533              3,093            8,057              5,464
                                                   ----------------   ----------------    --------------   ---------------
Total operating expense                                   10,247              7,089           18,539             12,663
                                                   ----------------   ----------------    --------------   ---------------
Operating loss                                            (2,886)            (2,270)          (5,273)            (3,920)

Other income (expense):
  Interest expense, net                                   (1,665)            (1,151)          (3,100)            (1,995)
  Other, net                                                 116                (12)             151                (12)
                                                   ----------------   ----------------    ---------------  ---------------
Net loss before extraordinary item                        (4,435)            (3,433)          (8,222)            (5,927)

Extraordinary loss from early extinguishment
   of debt                                                     -               (813)               -               (813)
                                                   ----------------   ----------------    ---------------  ---------------
Net loss                                                  (4,435)            (4,246)          (8,222)            (6,740)

Dividend requirement on preferred stock,
   including imputed non-cash dividend of
   $9,024 recorded in February 1998
   (See Note 10)                                            (555)               (29)          (9,925)              (200)
                                                   ----------------   ----------------    ---------------  ---------------
Loss applicable to common shares                         $(4,990)           $(4,275)        $(18,147)           $(6,940)
                                                   ================   ================    ===============  ===============
Basic and diluted loss per common share:
  Net loss before extraordinary item                      $(0.79)            $(0.71)          $(1.47)            $(1.55)
  Extraordinary loss                                           -              (0.17)               -              (0.21)
                                                   ----------------   ----------------    ---------------  ---------------
  Net loss                                                 (0.79)             (0.88)           (1.47)             (1.76)
  Loss from dividend requirement                           (0.10)             (0.01)           (1.77)             (0.05)
                                                   ----------------   ----------------    ---------------  ---------------
    Net loss per common share                             $(0.89)            $(0.89)          $(3.24)            $(1.81)
                                                   ================   ================    ===============  ===============

Weighted average number of basic and diluted
   common shares                                           5,594              4,802            5,594              3,840
                                                   ================   ================    ===============  ===============

         See accompanying notes to condensed consolidated financial statements.

ALARMGUARD HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)
                                                     Six Months Ended June 30,
                                                    ----------------------------
                                                      1998               1997
                                                  ------------     -------------
Operating activities:
Net loss                                           $(8,222)           $(6,740)
Adjustments to reconcile net loss to net
    cash used in operating activities:
    Amortization and depreciation                    8,057              5,464
    Amortization of sub debt warrants                  211
    Customer installation costs incurred            (2,965)            (2,209)
    Changes in operating assets and
      liabilities, net of effects of
      acquisitions                                     724                863
                                                  ------------     -------------
Net cash used in operating activities               (2,195)            (2,622)

Investing activities:
  Acquisition of businesses, net of
   cash acquired                                   (39,647)            (4,645)
  Increase in restricted cash                         (677)            (1,931)
  Purchases of property and equipment               (1,105)              (149)
                                                  ------------     -------------
Net cash used in investing activities              (41,429)            (6,725)

Financing activities:
  Net proceeds from issuance of preferred stock     37,800                  -
  Proceeds from term loan                           18,800             44,200
  Proceeds from issuance of subordinated debt            -              4,300
  Payments of term loan                               (800)           (31,836)
  Payments of subordinated debt                          -             (4,951)
  Payment of cash dividend on preferred stock         (718)                 -
  Financing fees paid                                 (439)            (1,040)
  Payments of other notes payable and
    capital leases                                  (2,873)            (1,139)
                                                  ------------     -------------
Net cash provided by financing activities           51,770              9,534

Increase in cash and cash equivalents                8,146                187
Cash and cash equivalents at beginning of period       698                230
                                                  ------------     -------------
Cash and cash equivalents at end of period          $8,844               $417
                                                  ============     =============

Cash paid for interest                              $3,049             $1,952
                                                  ============     =============

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

         The following unaudited pro forma information shows the results of the Company's operations as though the acquisitions consummated during the first six months of 1998 had been made as of January 1, l998 and January 1, 1997, and the acquisitions consummated during the fiscal year of 1997 had been made as of January 1, 1997 (in thousands, except per share data):

                                                   For The Six Months Ended
                                                           June 30,
                                                 -----------------------------
                                                    1998             1997
                                                 ------------   --------------
 Pro forma revenue                                $26,168         $24,739
                                                 ============   ==============
 Pro forma loss before extraordinary item        $(10,448)       $(14,747)
                                                 ============   ==============
 Pro forma net loss                              $(10,448)       $(15,560)
                                                 ============   ==============
 Pro forma basic and diluted net loss per
     share before extraordinary item               $(1.87)         $(2.64)
                                                 ============   ==============
 Pro forma basic and diluted net loss per share    $(1.87)         $(2.78)
                                                 ============   ==============
 Shares used in computations                        5,594           5,594
                                                 ============   ==============

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

5.       Customer Contracts and Intangibles

         Customer contracts and intangibles (at cost) consist of the following (in thousands):

                                   June 30, 1998          December 31, 1997
                               ---------------------    --------------------

 Acquired customer contracts          $91,071                  $49,807
 Covenants not to compete              13,754                   12,944
 Goodwill                               2,493                    2,493
                               ---------------------    --------------------
                                      107,318                   65,244
 Less accumulated amortization        (27,912)                 (22,217)
                               ---------------------    --------------------
                                      $79,406                  $43,027
                               =====================    ====================

6.       Other Investments

         Other investments are comprised of certain assets held by Triton at the time of the Merger in April 1997, which are in the process of being liquidated (in thousands).

                                       June 30, 1998      December 31, 1997
                                   ------------------- ---------------------
Ridgewood Hotels, Inc. Series A
    Preferred Stock                        $2,009             $2,009
Other                                          88                236
                                   ------------------- ---------------------
                                           $2,097             $2,245
                                   =================== =====================

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

         The Series A Preferred Stock pays quarterly cash dividends at 5% per annum. Under the terms of the securities, holders of the Series A and Series B Preferred Stock have the right to convert their shares at any time, into 4,972,434 shares of the Company's common stock at the conversion price of $8.25 per share and $7.75 per share, respectively, subject to certain anti-dilution provisions. The holders of the newly issued preferred stock have elected two additional members to the Company's Board of Directors. The net proceeds from the offering and the increased credit facility discussed in Note 7 are intended to finance acquisitions and expand the Company's Dealer and Direct Marketing Programs. In connection with the sale of the Preferred Stock, the Company imputed a one-time non-cash dividend of approximately $9.0 million ($1.61 per common share) as a result of the conversion prices of the two series of Preferred Stock being less than the quoted market price of the Company's Common Stock at the date of issuance, as required by EITF D-60: Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Non-detachable Conversion Feature. Such amount was recognized upon issuance of the Preferred Stock as a charge against accumulated deficit, with a corresponding offsetting increase in additional paid in capital. The imputed non-cash dividend is also included in the dividend requirement on Preferred Stock in the condensed consolidated statement of operations for the six months ended June 30, 1998.

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



                                   For the Three Months      For the Six Months
                                       Ended June 30,            Ended June 30,
                                   --------------------      -------------------
                                      1998       1997          1998      1997
                                   ---------  ---------      ---------  --------
                                         (in thousands)
EBITDA                              $1,647       $823         $2,784    $1,544
Less Dealer and Direct Marketing
  Program revenue                     (431)      (316)          (779)     (669)
Plus Dealer and Direct Marketing
  Program expense                      917        930          1,701     1,819
Plus acquisition integration
  expense                              379          -            707         -
                                   ---------  ---------      --------   --------
Adjusted EBITDA                     $2,512     $1,437         $4,413    $2,694
                                   =========  =========      ========   ========

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


                                             Six Months         Twelve Months
MRR                                         Ended June 30,    Ended December 31,
                                                1998                1997
                                       ------------------   --------------------
Beginning of period                           $2,087             $1,392
Dealer and Direct Marketing
  Program additions                              153                193
Acquisition additions                            817                586
Other additions (1)                              110                134
Canceled MRR (2)                                (162)              (218)
                                       ------------------   --------------------
End of period                                 $3,005             $2,087
                                       ==================   ====================
Gross MRR attrition (3)                        11.7%              11.8%
                                       ==================   ====================
                                       12

--------------------

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

         Dividend Requirement on Preferred Stock. The dividend requirement on preferred stock during the quarter ended June 30, 1998 reflects the 5% per annum cash dividend on the Cumulative Convertible Preferred Stock issued in February 1998, and amortization of the costs incurred for completing the offering of Cumulative Convertible Preferred Stock issued in February 1998. The costs incurred for completing the February 1998 offering, approximately $2.2 million, are being amortized to the dividend requirement on Preferred Stock over the five-year life of the security with the unamortized balance reflected as a reduction of the Preferred Stock's carrying value. In the comparable period in the prior year, this amount reflects the dividends accrued on the Redeemable Preferred Stock of the predecessor company that were converted to Common Stock of the Company in connection with the Triton Merger in April 1997.


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

         Dividend Requirement on Preferred Stock. The dividend requirement on preferred stock during the six months ended June 30, 1998 reflects the 5% per annum cash dividend on the Cumulative Convertible Preferred Stock issued in February 1998, amortization of the costs incurred for completing the offering of Cumulative Convertible Preferred Stock issued in February 1998, and an imputed one-time non-cash dividend of approximately $9.0 million as a result of the conversion prices of the two series of Preferred Stock being less than the quoted market price of the Company's Common Stock at the date of issuance. The costs incurred for completing the February 1998 offering are being amortized to the dividend requirement on Preferred Stock over the five-year life of the security with the unamortized balance reflected as a reduction of the Preferred Stock's carrying value. In the comparable period in the prior year, this amount reflects the dividends accrued on the Redeemable Preferred Stock of the predecessor company that were converted to Common Stock of the Company in connection with the Triton Merger in April 1997.


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

Item 6.           Exhibits and Reports on Form 8-K.

(a)    Exhibits

       The following exhibits are filed with this quarterly report on Form l0-Q:

Exhibits
Number   Exhibit

 27      Financial data schedule

 (b)   Reports on Form 8-K

          The Company filed a current report on Form 8-K/A dated May 29, 1998 with respect to its acquisition of certain assets of Security Systems, Inc. (dba "Sentry") which included audited financial statements of Sentry and pro forma financial information.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ALARMGUARD HOLDINGS, INC.



DATE:   November 13, 1998                       By: /s/ David Heidecorn
                                                    David Heidecorn
                                                    Principal Financial Officer